Form 10-Q
period 2025-03-31
Security Midwest Bancorp, Inc.
filed 2025-06-30
CIK 2036060

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File Number: 333-282067

SECURITY MIDWEST BANCORP, INC.

(Exact Name of Registrant as Specified in its Charter)

Maryland	99-4917712
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
510 E. Monroe Springfield, Illinois	62701
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (217) 789-3500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of June 23, 2025, the registrant had no shares of common stock outstanding.

i

EXPLANATORY NOTE

Security Midwest Bancorp, Inc. (the “Company,” “we” or “us”) was incorporated on September 11, 2024, to serve as the bank holding company for Security Bank (“Security” or the “Bank”) upon the consummation of the Bank’s conversion from the mutual form of organization to the stock form of organization. As of March 31, 2025, the conversion had not yet been consummated, and the Company had no assets or liabilities and had not conducted any business activities other than organizational activities. Accordingly, the financial statements and related notes and the other financial information contained in this report relate primarily to the Bank.

The unaudited, consolidated financial statements and other financial information contained in this report should be read in conjunction with the Bank’s audited, consolidated financial statements and related notes as of and for each of the years ended December 31, 2024 and 2023, contained in the Company’s definitive prospectus dated May 14, 2025, filed with the Securities and Exchange Commission.

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Security Bank, s.b. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31,	December 31,
Assets	2025	2024
	(Unaudited)
Cash on hand	$3,483,154	$4,109,800
Due from banks	46,128,355	39,033,504
Federal funds sold	1,035,000	397,000
Cash and cash equivalents	50,646,509	43,540,304
Held-to-maturity securities	490,000	980,144
Available-for-sale securities	44,938,941	45,412,339

Loans held for sale	179,869	—
Loans receivable	111,587,687	114,210,342
Allowance for credit losses	(1,125,860)	(1,162,211)
Loans, net	110,461,827	113,048,131

Federal Home Loan Bank stock	697,500	697,500
Premises and equipment, net	2,874,109	2,909,534
Accrued interest receivable	604,068	710,199
Mortgage servicing rights, net	328,318	325,761
Deferred tax assets, net	2,489,078	2,965,633
Bank owned life insurance	2,254,473	2,237,215
Other assets	1,675,394	1,714,331
Total assets	$217,640,086	$214,541,091

Liabilities and Equity
Liabilities
Deposits
Demand	$131,353,066	$126,798,670
Savings	26,500,514	26,025,186
Time	43,440,303	46,548,168
Total deposits	201,293,883	199,372,024

Advances from borrowers for taxes and insurance	637,225	356,424
Accrued expenses and other liabilities	580,632	861,159
Total liabilities	202,511,740	200,589,607

Equity
Retained earnings	19,073,870	18,672,325
Accumulated other comprehensive loss	(3,945,524)	(4,720,841)
Total equity	15,128,346	13,951,484
Total liabilities and equity	$217,640,086	$214,541,091

See Notes to Condensed Consolidated Financial Statements

Security Bank, s.b. and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
Interest Income
Loans	$1,795,451	$1,558,059
Investment securities	309,277	342,953
Interest-bearing deposits and other	429,111	440,832
Total interest income	2,533,839	2,341,844
Interest Expense
Deposits	572,084	606,043
Federal Home Loan Bank advances	33	3,300
Total interest expense	572,117	609,343
Net Interest Income	1,961,722	1,732,501
Provision for Credit Losses	—	45,000
Net Interest Income After Provision for Credit Losses	1,961,722	1,687,501
Noninterest Income
Service fees on deposits	242,564	256,247
Debit card fees	93,505	104,723
Mortgage loan servicing fees, net	32,956	36,392
Gain on sale of loans	36,418	15,864
Other noninterest income	49,412	39,929
Total noninterest income	454,855	453,155
Noninterest Expense
Salaries and employee benefits	1,119,208	1,041,692
Occupancy and equipment	148,718	127,653
Data processing fees	150,658	134,853
FDIC insurance premiums	24,353	27,000
Advertising	43,210	22,917
Directors fees	24,100	26,000
Debit card expense	10,765	18,394
Professional fees	103,805	146,441
Telephone and internet	35,240	33,165
Other	187,462	191,773
Total noninterest expense	1,847,519	1,769,888
Income before income taxes	569,058	370,768
Provision for income taxes	167,513	100,465
Net Income	$401,545	$270,303

See Notes to Condensed Consolidated Financial Statements

Security Bank, s.b. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
Net income	$401,545	$270,303

Other comprehensive (loss) income:
Net unrealized gains (losses) on available-for-sale securities	1,084,360	(482,493)

Tax (expense) benefit	(309,043)	137,511
Other comprehensive income (loss)	775,317	(344,982)
Comprehensive income (loss)	$1,176,862	$(74,679)

See Notes to Condensed Consolidated Financial Statements

Security Bank, s.b. and Subsidiaries

Condensed Consolidated Statements of Equity

(Unaudited)

		Accumulated
		Other
	Retained	Comprehensive
	Earnings	Income (Loss)	Total
Balance at January 1, 2024	$17,989,342	$(4,536,258)	$13,453,084

Net income	270,303	—	270,303

Other comprehensive income	—	(344,982)	(344,982)
Balance at March 31, 2024	$18,259,645	$(4,881,240)	$13,378,404

Balance at January 1, 2025	$18,672,325	$(4,720,841)	$13,951,484

Net income	401,545	—	401,545

Other comprehensive income	—	775,317	775,317
Balance at March 31, 2025	$19,073,870	$(3,945,524)	$15,128,346

See Notes to Condensed Consolidated Financial Statements

Security Bank, s.b. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
Operating Activities
Net income	$401,545	$270,303
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	54,064	54,684
Amortization of premiums and discounts	70,780	68,323
Amortization of deferred loan origination fees, net	(11,160)	1,158
Amortization of mortgage servicing rights	9,933	8,401
Deferred income taxes	167,512	100,466
Provision for credit losses	—	45,000
Gain on sale of loans	(36,418)	(15,864)
Proceeds from sale of loans	1,689,178	877,354
Origination of loans held for sale	(1,845,119)	(868,000)
Increase in cash surrender value of life insurance	(17,258)	(16,389)
Changes in:
Accrued interest receivable	106,131	50,143
Other assets	43,437	39,231
Accrued expenses and other liabilities	(281,527)	107,780
Net cash provided by operating activities	351,098	722,590

Investing Activities
Proceeds from maturities of held-to-maturity securities	490,000	245,000
Proceeds from paydowns of mortgage-backed securities	577,122	467,689
Proceeds from calls and maturities of available-for-sale securities	910,000	—
Net change in loans	2,593,964	(293,660)
Purchase of premises and equipment	(18,639)	(62,245)
Net cash provided by investing activities	4,552,447	356,784

Financing Activities
Net increase in deposit accounts	1,921,859	36,964,980
Repayment of FHLB advances	—	(10,500,000)
Net change in advances by borrowers for taxes and insurance	280,801	244,149
Net cash provided by financing activities	2,202,660	26,709,129
Increase in Cash and Cash Equivalents	7,106,205	27,788,503
Cash and Cash Equivalents, Beginning of Period	43,540,304	33,810,148
Cash and Cash Equivalents, End of Period	$50,646,509	$61,598,651

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest on deposits and borrowings	$569,921	$666,552
Income taxes	—	—
Supplemental Disclosure of Noncash Investing Activities
Transfers from loans to real estate acquired through foreclosure	$4,500	$3,000

See Notes to Condensed Consolidated Financial Statements

Security Bank, s.b. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1: Nature of Operations and Summary of Significant Accounting Policies

Organization and Nature of Operations

Security Bank, s.b. (the “Bank”) is a state-chartered mutual savings bank engaged primarily in the business of making residential mortgage loans and accepting deposits. Its operations are conducted through its three offices located in Springfield, Illinois. The Bank faces competition from other financial institutions and is subject to the regulation of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

The Bank has two wholly owned subsidiaries: SB Financial Services, Inc. and 510 Monroe Holdings, LLC. SB Financial Services, Inc. sells insurance, on an agency basis, and related products, and also has a brokerage business. 510 Monroe Holdings, LLC was formed for the purpose of holding real estate acquired through foreclosure or other proceedings.

The consolidated financial statements included herein as of March 31, 2025, and for the interim three-month periods ended March 31, 2025 and 2024 are unaudited. The unaudited interim financial statements and the notes thereto have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and in the opinion of management, contains all normal recurring adjustments necessary to present fairly the consolidated financial position, results of operations, changes in equity and cash flows as of and for the periods presented. Such adjustments are the only adjustments contained in the consolidated financial statements.

The accompanying unaudited, consolidated financial statements and related notes should be read in conjunction with the audited annual consolidated financial statements and the notes thereto included in the prospectus dated May 14, 2025, as filed by Security Midwest Bancorp, Inc. with the Securities and Exchange Commission on May 22, 2025.

Principles of Consolidation

The consolidated financial statements include the accounts of Security Bank, s.b. and its wholly owned subsidiaries, SB Financial Services, Inc. and 510 Monroe Holdings, LLC. All significant intercompany accounts, transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for credit losses, valuation of real estate acquired in connection with foreclosures or in satisfaction of loans and fair values of financial instruments.

Investment Securities

Held-to-maturity securities consist of certificates of deposit that management has the intent and ability to hold to maturity. Held-to-maturity securities are carried at amortized cost. Investment securities classified and accounted for as available for sale may be sold prior to maturity for asset/liability management purposes or may be sold in response to changes in interest rates or changes in prepayment risk, and to increase regulatory capital or other similar factors. Available-for-sale securities are carried at fair value with any adjustments to fair value, after tax, reported in other comprehensive income (loss). The Bank had no securities held for trading purposes as of March 31, 2025 and December 31, 2024.

Security Bank, s.b. and Subsidiaries

Notes to Consolidated Financial Statements

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities, identified as the call date as to premiums and the maturity date as to discounts. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

The Bank’s accounting treatment for a credit-related impairment, when the fair value of securities is below amortized cost, is set forth within this Note 1 at Allowance for Credit Losses.

The Bank recognized no credit-related impairments on debt securities during the three months ended March 31, 2025 and the year ended December 31, 2024.

Loans Held for Sale

Loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value, as determined by aggregate outstanding commitments from investors or current investor yield requirements. Net unrealized losses are recognized through a valuation allowance by charges to income. The Bank had no loans held for sale at December 31, 2024.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding principal balances adjusted for unearned income, charge-offs net of recoveries, the allowance for credit losses and any unamortized deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans.

For loans amortized at cost, interest income is accrued based on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, as well as premiums and discounts, are deferred and amortized as a level yield adjustment over the respective term of the loan. For all loan portfolio segments except residential and consumer loans, the Bank promptly charges-off loans, or portions thereof, when available information confirms that specific loans are uncollectible based on information that includes, but is not limited to, (1) the deteriorating financial condition of the borrower, (2) declining collateral values, and/or (3) legal action, including bankruptcy, that impairs the borrower’s ability to adequately meet its obligations. For loans that are considered to be solely collateral dependent, a partial charge-off is recorded when a loss has been confirmed by an updated appraisal or other appropriate valuation of the collateral.

The Bank charges-off residential and consumer loans, or portions thereof, when management reasonably determines the amount of the loss. The Bank adheres to delinquency thresholds established by applicable regulatory guidance to determine the charge-off timeframe for these loans.

Loans at these delinquency thresholds for which the Bank can clearly document that the loan is both well-secured and in the process of collection, such that collection will occur regardless of delinquency status, need not be charged off.

For all classes, all interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income. The interest on these loans is accounted for on the cash basis or cost recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Nonaccrual loans are returned to accrual status when, in the opinion of management, the financial position of the borrower indicates there is no longer any reasonable doubt as to the timely collection of interest or principal. The Bank requires a period of satisfactory performance of not less than six months before returning a nonaccrual loan to accrual status.

When cash payments are received on collateral dependent loans in each loan class, the Bank records the payment as interest income unless collection of the remaining recorded principal amount is doubtful, at which time payments are used to reduce the principal

Security Bank, s.b. and Subsidiaries

Notes to Consolidated Financial Statements

balance of the loan. Loans restructured due to financial difficulties of the borrower recognize interest income on an accrual basis at the renegotiated rate if the loan is in compliance with the modified terms, no principal reduction has been granted and the loan has demonstrated the ability to perform in accordance with the renegotiated terms for a period of at least six months.

Allowance for Credit Losses

The allowance for credit losses is established as losses are estimated to have occurred through a provision for credit losses charged to income. Credit losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. The allowance for credit losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The Bank accounts for the allowance for credit losses in accordance with Accounting Standards Update (ASU) No. 2016-13 Financial Instruments—Credit Losses (Topic 326). ASC 326 requires a “current expected credit loss” (CECL) methodology that reflects expected credit losses over the lives of the credit instruments and requires consideration of a broad range of information to estimate credit losses. ASC 326 requires an estimate of all expected credit losses for financial assets measured at amortized cost, including loans and held-to-maturity debt securities, based on historical experience, current conditions, and reasonable and supportable forecasts. The ASU also applies to off-balance sheet credit exposures, such as loan commitments, standby letters of credit, financial guarantees, and other similar instruments.

Held-to-maturity securities

Expected credit losses on held-to-maturity securities are measured on a collective basis by security type. Accrued interest receivable on held-to-maturity securities totaled approximately $1,000 and $3,000 at March 31, 2025 and December 31, 2024, respectively, and is included within accrued interest receivable on the balance sheet. This amount is excluded from the estimate of expected credit losses. The held-to-maturity securities portfolio consists solely of certificates of deposit in other financial institutions. The estimate of credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. Management concluded that no allowance for credit losses was required on held-to-maturity securities at March 31, 2025 and December 31, 2024.

Available-for-sale securities

For available for sale securities in an unrealized loss position, the Bank first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For securities available-for-sale that do not meet the above criteria, the Bank evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Bank considers the extent to which fair value is less than amortized cost and adverse conditions related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security.

If the present value of the cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income (loss), net of tax. The Bank elected to use zero loss estimates for securities issued by U.S. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major agencies and have a long history of no credit losses. Management concluded that no allowance for credit losses was required on available-for-sale securities at March 31, 2025 and December 31, 2024.

Security Bank, s.b. and Subsidiaries

Notes to Consolidated Financial Statements

Accrued interest receivable on available-for-sale securities totaled approximately $144,000 and $180,000 at March 31, 2025 and December 31, 2024, respectively, and is included within accrued interest receivable on the balance sheet. This amount is excluded from the estimate of expected credit losses.

Loans

The allowance for credit losses (ACL) is a valuation allowance that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. Management’s determination of the adequacy of the ACL is based on the assessment of the expected credit losses on loans over the expected life of the loan. The ACL is increased by provision expense and decreased by charge-offs, net of recoveries of amounts previously charged off and expected to be charged off. The Bank made the policy election to exclude accrued interest receivable on loans from the estimate of credit losses. Accrued interest receivable on loans totaled approximately $453,000 and $521,000 at March 31, 2025 and December 31, 2024, respectively, and is included within accrued interest receivable on the balance sheet. Management estimates the ACL balance using relevant available information from both internal and external sources, relating to past events, current conditions and reasonable and supportable forecasts. Historical credit loss experience of a defined peer group, by affiliate, paired with economic forecasts provide the basis for the quantitatively modeled estimates of expected credit losses. The Bank adjusts its quantitative model, as necessary, to reflect conditions not already considered by the quantitative model. These adjustments are commonly known as the qualitative factors.

The ACL is measured on a collective (pool) basis when similar risk characteristics exist. The Bank uses the average historical loss method to measure the quantitative portion of the ACL over four-quarter forecast and four-quarter reversion periods.

Loans that do not share risk characteristics are evaluated on an individual basis. Loans evaluated individually are not also included in the collective evaluation. When management determines that foreclosure is probable, expected credit losses are based on the fair value of the collateral at the reporting date, adjusted for estimated selling costs as appropriate.

Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions, renewals and modifications unless either of the following applies: management has a reasonable expectation at the reporting date that a restructuring will be executed with an individual borrower experiencing financial difficulties, or the extension or renewal options are included in the original or modified contract at the reporting date and are not unconditionally cancellable by the Bank.

Unfunded Commitments

The Bank estimates expected credit losses over the contractual period in which the Bank is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Bank. The ACL on unfunded commitments is adjusted through the provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life consistent with the related ACL methodology. The allowance for credit losses on unfunded commitments is included within accrued expenses and other liabilities on the consolidated balance sheets.

Income Taxes

The Bank accounts for income taxes in accordance with income tax accounting guidance (ASC 740, Income Taxes). The income tax accounting guidance results in two components of income tax expense: current and deferred. Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues. The Bank determines deferred income taxes using the liability (or balance sheet) method. Under this

Security Bank, s.b. and Subsidiaries

Notes to Consolidated Financial Statements

method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax basis of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur.

Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized.

Tax positions are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any.

A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely than-not recognition threshold considers the facts, circumstances and information available at the reporting date and is subject to management’s judgment.

Note 2 Securities

The amortized cost and fair values, together with gross unrealized gains and losses of securities, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-Maturity Securities:
March 31, 2025
Certificates of deposit	$490,000	$—	$(6,610)	$483,390

December 31, 2024
Certificates of deposit	$980,144	$—	$(11,737)	$968,407

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale Securities:
March 31, 2025
Municipal bonds, taxable	$7,645,859	$—	$(972,197)	$6,673,662
Municipal bonds, non-taxable	1,790,584	—	(107,249)	1,683,335
U.S. Government treasuries	7,997,006	—	(619,466)	7,377,540
U.S. Government agencies	1,138,168	—	(147,416)	990,752
Residential mortgage-backed securities	17,133,917	21,963	(2,138,454)	15,017,426
Collateralized mortgage obligations	14,751,623	—	(1,555,397)	13,196,226
	$50,457,157	$21,963	$(5,540,179)	$44,938,941

Security Bank, s.b. and Subsidiaries

Notes to Consolidated Financial Statements

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale Securities:
December 31, 2024
Municipal bonds, taxable	$8,021,120	$—	$(1,108,722)	$6,912,398
Municipal bonds, non-taxable	2,338,983	—	(118,010)	2,220,973
U.S. Government treasuries	7,996,739	—	(738,449)	7,258,290
U.S. Government agencies	1,157,342	—	(175,751)	981,591
Residential mortgage-backed securities	17,444,497	—	(2,564,667)	14,879,830
Collateralized mortgage obligations	15,056,234	—	(1,896,977)	13,159,257
	$52,014,915	$—	$(6,602,576)	$45,412,339

The amortized cost and fair value of securities at March 31, 2025, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties:

	Amortized	Fair
	Cost	Value
March 31, 2025
Available-for-sale
Within one year	$485,000	$483,220
One to five years	12,013,172	11,073,163
Five to ten years	5,573,445	4,761,911
After ten years	500,000	406,995
	18,571,617	16,725,289
Mortgage-backed securities	31,885,540	28,213,652
Totals	$50,457,157	$44,938,941

	Amortized	Fair
	Cost	Value
December 31, 2024
Held-to-maturity
Within one year	$980,144	$968,407

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was approximately $412,000 and $422,000 at March 31, 2025 and December 31, 2024, respectively.

The Company had no sales of investment securities during the three months ended March 31, 2025 and 2024.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Based on evaluation of available evidence, including recent changes in market interest rates and information obtained from regulatory filings, management believes the declines in fair value for these securities are not attributable to credit related events.

The following table shows the number of securities and aggregate depreciation from the Bank’s amortized cost basis at March 31, 2025 and December 31, 2024.

Security Bank, s.b. and Subsidiaries

Notes to Consolidated Financial Statements

	March 31, 2025		December 31, 2024
	Number of	Aggregate	Number of	Aggregate
Description of Securities	securities	depreciation	securities	depreciation
Available-for-sale Securities:
Municipal bonds, taxable	15	(12.7)%	16	(13.8)%
Municipal bonds, non-taxable	5	(6.0)%	7	(5.0)%
U.S. Government treasuries	2	(7.7)%	2	(9.2)%
U.S. Government agencies	4	(13.0)%	4	(15.2)%
Residential mortgage-backed securities	59	(15.4)%	61	(14.7)%
Collateralized mortgage obligations	14	(10.5)%	14	(12.6)%
Total	99	(12.3)%	104	(12.5)%

Should of any of these securities experience credit related impairment, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the credit-related impairment is identified.

The following tables show the Bank’s investments’ gross unrealized losses and fair value of the Bank’s investments with unrealized losses, aggregated by investment class and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2025 and December 31, 2024:

	March 31, 2025
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale Securities:
Municipal bonds, taxable	$—	$—	$6,673,662	$(972,197)	$6,673,662	$(972,197)
Municipal bonds, non-taxable	—	—	1,683,335	(107,249)	1,683,335	(107,249)
U.S. Government treasuries	—	—	7,377,540	(619,466)	7,377,540	(619,466)
U.S. Government agencies	—	—	990,752	(147,416)	990,752	(147,416)
Residential mortgage-backed securities	—	—	11,704,240	(2,138,454)	11,704,240	(2,138,454)
Collateralized mortgage obligations	—	—	13,196,226	(1,555,397)	13,196,226	(1,555,397)
	$—	$—	$41,625,755	$(5,540,179)	$41,625,755	$(5,540,179)

	December 31, 2024
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale Securities:
Municipal bonds, taxable	$—	$—	$6,912,398	$(1,108,722)	$6,912,398	$(1,108,722)
Municipal bonds, non-taxable	—	—	2,220,973	(118,010)	2,220,973	(118,010)
U.S. Government treasuries	—	—	7,258,290	(738,449)	7,258,290	(738,449)
U.S. Government agencies	—	—	981,591	(175,751)	981,591	(175,751)
Residential mortgage-backed securities	1,528,223	(38,095)	13,351,607	(2,526,572)	14,879,830	(2,564,667)
Collateralized mortgage obligations	—	—	13,159,257	(1,896,977)	13,159,257	(1,896,977)
	$1,528,223	$(38,095)	$43,884,116	$(6,564,481)	$45,412,339	$(6,602,576)

U. S. Government Treasuries, U.S. Government Agencies, and Municipal Bonds

Unrealized losses on these securities have not been recognized into income because the issuers' bonds are of high credit quality, values have only been impacted by changes in interest rates since the securities were purchased, and the Bank does not intend to sell the

Security Bank, s.b. and Subsidiaries

Notes to Consolidated Financial Statements

investments and it is not more likely than not the Bank will be required to sell the investments before recovery of their amortized cost basis. The fair value is expected to recover as the bonds approach the maturity date.

Mortgage-backed Securities and Collateralized Mortgage Obligations

The unrealized losses on the Bank’s investment in residential mortgage-backed securities and collateralized mortgage obligations were caused by changes in interest rates and illiquidity. The Bank expects to recover the amortized cost basis over the term of the securities. The decline in market value is attributable to changes in interest rates and illiquidity, not credit quality, and the Bank does not intend to sell the investments and it is not more likely than not the Bank will be required to sell the investments before recovery of their amortized cost basis. The fair value is expected to recover as the securities approach the maturity date.

Certificates of Deposit

Unrealized losses on these certificates of deposit have not been recognized into income because the issuers of the certificates are of high credit quality, values have only been impacted by changes in interest rates since the certificates were purchased, and the Bank does not intend to sell the certificates and it is not more likely than not the Bank will be required to sell the certificates before recovery of their amortized cost basis. The fair value is expected to recover as the certificates approach the maturity date.

Note 3: Loans and Allowance for Credit Losses

Categories of loans at December 31 include:

	March 31,	December 31,
	2025	2024
Real Estate Loans:
1-4 Family, including construction	$32,641,515	$32,972,685
Multifamily	4,720,934	4,833,934
Commercial	53,411,533	53,885,284
Construction and development	2,485,982	2,961,682
Farmland	3,221,542	3,843,489
Other Loans:
Consumer	5,274,240	5,812,120
Commercial and industrial	9,980,413	10,043,504
Total loans	111,736,159	114,352,698
Allowance for credit losses	(1,125,860)	(1,162,211)
Deferred loan fees, net	(200,108)	(200,384)
Unearned dealer interest	51,636	58,028
Net loans	$110,461,827	$113,048,131

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of these loans were approximately $69,770,000 and $69,596,000 at March 31, 2025 and December 31, 2024, respectively.

The Bank provides residential, commercial and consumer loans primarily to residents and businesses located in central Illinois. Such loans originated in other geographical areas amounted to approximately $17,128,000 and $17,973,000, or approximately 15.3% and 15.7% of the gross loan balances at March 31, 2025 and December 31, 2024, respectively. A substantial portion of the Bank’s borrowers ability to honor their contracts is dependent on economic conditions and the specific economy in the respective geographic areas.

Security Bank, s.b. and Subsidiaries

Notes to Consolidated Financial Statements

Risk characteristics of each loan portfolio segment are described as follows:

Residential Real Estate

These loans include first liens and junior liens on 1-4 family residential real estate (both owner and non-owner occupied). One-to four family residential loans generally carry less risk than other loan types as they tend to be smaller balance loans, without concentrations, to a single borrower or group of borrowers. Repayment depends on the individual borrower’s capacity. The main risks for these loans are changes in the value of the collateral and stability of the local economic environment and its impact on the borrowers’ employment. Management specifically considers unemployment and changes in real estate values in the Bank’s market area.

Multifamily Real Estate

These loans include loans on residential real estate secured by property with five or more units. Multifamily real estate loans generally involve a greater degree of credit risk than one-to-four family residential real estate loans due to the reliance on the successful operation of the project. The main risks are changes in the value of the collateral, ability of borrowers to collect rents, vacancy and changes in the tenants’ employment status. Management specifically considers unemployment and changes in real estate values in the Bank’s market area.

Commercial Real Estate

These loans consist of non-farm and non-residential real estate. Although terms vary, commercial real estate loans generally have amortization periods of 15 to 25 years, as well as balloon payments of two to five years, and terms which provide that the interest rates thereon may be adjusted annually at the Bank’s discretion, based on a designated index and the credit risk of the borrower. Commercial real estate loans generally have greater credit risks compared to one-to-four family residential real estate loans, as they usually involve larger loan balances secured by non-homogeneous or specific-use properties. Repayment of these loans typically relies on the successful operation of a business or the generation of lease income by the property and is therefore more sensitive to adverse conditions in the economy and real estate market.

Construction and Development Real Estate

These loans include construction loans for 1-4 family residential and commercial properties (both owner and non-owner occupied) and first liens on land. Repayment of these loans can be dependent on the sale of the property to third parties or the successful completion of the improvements by the builder for the end user. In the event that a loan is made on property that is not yet approved for the planned development, there is the risk that approvals will not be granted or will be delayed. Construction loans also run the risk that improvements will not be completed on time or in accordance with specifications and projected costs. Construction real estate loans generally have terms of one year to 18 months during the construction period and interest rates based on a designated index.

Farmland Real Estate

These loans include loans on farm ground and land known to be used or usable for agricultural purposes, such as crop or livestock production. Repayment of these loans typically relies on the successful operation of a business. This loan type is sensitive to adverse economic conditions.

Commercial and Industrial

The commercial and industrial portfolio includes loans to commercial customers for use in financing working capital needs, equipment purchases and expansions. The Bank’s commercial business loan portfolio is comprised of loans for a variety of purposes and generally is secured by equipment, machinery and other business assets. Repayment is directly dependent on the successful

Security Bank, s.b. and Subsidiaries

Notes to Consolidated Financial Statements

operation of the borrower’s business and the borrower’s ability to convert the assets to operating revenue and possess greater risk than most other types of loans should the repayment capacity of the borrower not be adequate.

Consumer Loans

These loans include vehicle loans, share loans and unsecured loans. Other loans consist of single-pay personal loans, including overdraft accounts and other small miscellaneous loans. Consumer loans tend to carry more risk than real estate loans; however, they tend to be smaller balance loans without concentrations to a single borrower or group of borrowers. Loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.

The following tables present the activity in and balances of the allowance for credit losses by portfolio segment as of and for the three months ended March 31, 2025 and 2024 and as of and for the year ended December 31, 2024:

		Provision for
	January 1,	(recovery of)			March 31,
March 31, 2025	2025	credit losses	Charge-offs	Recoveries	2025
Real Estate Loans:
1-4 Family, including construction	$471,164	$(4,463)	$(12,805)	$—	$453,896
Multifamily	10,150	(1,540)	—	—	8,610
Commercial	452,406	(15,818)	(3,354)	—	433,234
Construction and development	24,529	13,134	—	—	37,663
Farmland	6,838	(1,202)	—	—	5,636
Other Loans:		—
Consumer	90,013	17,609	(28,435)	—	79,187
Commercial and industrial	107,111	(8,720)	—	9,243	107,634
Total allowance for credit losses on loans	1,162,211	(1,000)	(44,594)	9,243	1,125,860
Allowance for credit losses on unfunded comitments	22,950	1,000	—	—	23,950
Total allowance for credit losses	$1,185,161	$—	$(44,594)	$9,243	$1,149,810

		Provision for
	January 1,	(recovery of)			March 31,
March 31, 2024	2024	credit losses	Charge-offs	Recoveries	2024
Real Estate Loans:
1-4 Family, including construction	$523,626	$10,629	$—	$3,407	$537,662
Multifamily	12,081	225	—	—	12,306
Commercial	1,245,891	31,844	—	—	1,277,735
Construction and development	48,539	7,406	—	—	55,945
Farmland	7,525	116	—	—	7,641
Other Loans:		—
Consumer	114,952	(6,649)	(157)	2,035	110,181
Commercial and industrial	205,569	1,929	—	—	207,498
Total allowance for credit losses on loans	2,158,183	45,500	(157)	5,442	2,208,968
Allowance for credit losses on unfunded comitments	15,500	(500)	—	—	15,000
Total allowance for credit losses	$2,173,683	$45,000	$(157)	$5,442	$2,223,968

Security Bank, s.b. and Subsidiaries

Notes to Consolidated Financial Statements

		Provision for
	January 1,	(recovery of)			December 31,
December 31, 2024	2024	credit losses	Charge-offs	Recoveries	2024
Real Estate Loans:
1-4 Family, including construction	$523,626	$(47,968)	$(12,225)	$7,731	$471,164
Multifamily	12,081	(1,931)	—	—	10,150
Commercial	1,245,891	(32,747)	(760,738)	—	452,406
Construction and development	48,539	(24,010)	—	—	24,529
Farmland	7,525	(687)	—	—	6,838
Other Loans:		—
Consumer	114,952	(17,153)	(10,121)	2,335	90,013
Commercial and industrial	205,569	156,180	(258,693)	4,055	107,111
Total allowance for credit losses on loans	2,158,183	31,684	(1,041,777)	14,121	1,162,211
Allowance for credit losses on unfunded comitments	15,500	7,450	—	—	22,950
Total allowance for credit losses	$2,173,683	$39,134	$(1,041,777)	$14,121	$1,185,161

Information regarding the credit quality indicators most closely monitored, for other than residential real estate loans, by class as of March 31, 2025 and December 31, 2024, is as follows:

The Bank evaluates consumer and one-to-four family residential loans based on the delinquency status of each loan. Generally, the likelihood of loss for consumer and residential loans increases as the loan becomes more delinquent; therefore, management has established the delinquency status of consumer and residential loans as the primary credit quality indicator. In addition to monitoring delinquency status, certain substandard non-owner occupied one-to-four family residential loans are evaluated and categorized into the risk categories listed below based on relevant information about the ability of borrowers to service their debt.

The Bank categorizes all other loans into the following risk categories based on relevant information about the ability of borrowers to service their debt. During 2024, management revised the risk ratings by changing a risk rating of 5 from a pass rating to the special mention category; by changing a risk rating of 6 from special mention to a substandard rating; by changing a risk rating of 7 from substandard to a doubtful rating, and by changing a risk rating of 8 from doubtful to a loss rating.

Pass (risk rating 1 – 4) – A pass asset is well protected by the current worth and paying capacity of the obligator (or guarantors, if any) or by the fair value, less cost to acquire and sell, of any underlying collateral in a timely manner. Pass assets also include certain assets considered watch, which are still protected by the worth and paying capacity of the borrower but deserve closer attention and a higher level of credit monitoring.

Special Mention (risk rating 5) – A special mention asset has potential weaknesses that deserve management’s close attention. The asset may also be subject to a weak or speculative market or to economic conditions, which may, in the future, adversely affect the obligator. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the Bank’s credit position at some future date. Special mention assets are not adversely classified and do not expose the Bank to sufficient risk to warrant adverse classification.

Substandard (risk rating 6) – A substandard asset is an asset with a well-defined weakness that jeopardizes repayment, in whole or in part, of the debt. These credits are inadequately protected by the current worth and paying capacity of the obligor or of the collateral pledged. These assets are characterized by the distinct possibility that the Bank will sustain some loss of principal and/or interest if the deficiencies are not corrected. It is not necessary for a loan to have an identifiable loss potential in order to receive this rating.

Security Bank, s.b. and Subsidiaries

Notes to Consolidated Financial Statements

Doubtful (risk rating 7) – An asset that has all the weaknesses inherent in the substandard classification, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently known facts, conditions and values, highly questionable and improbable. The possibility of loss is extremely likely, but it is not identified at this point due to pending factors.

Loss (risk rating 8) – An asset, or portion thereof, classified as loss is considered uncollectible and of such little value that its continuance on the Bank’s books as an asset is not warranted. This classification does not necessarily mean that an asset has no recovery or salvage value; but rather, there is much doubt about whether, how much, or when the recovery would occur. As such, it is not practical or desirable to defer the write-off.

Security Bank, s.b. and Subsidiaries

Notes to Consolidated Financial Statements

Information regarding the credit quality indicators most closely monitored for other than residential real estate and consumer loans by class as of March 31, 2025 and December 31, 2024, is as follows:

	Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Total
March 31, 2025
Real Estate Loans:
Multifamily:
Risk Rating
Satisfactory	$—	$—	$—	$1,527,857	$2,873,996	$319,081	$4,720,934
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Total Multifamily Loans	$—	$—	$—	$1,527,857	$2,873,996	$319,081	$4,720,934
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—
Commercial
Risk Rating
Satisfactory	$425,000	$15,899,269	$16,473,609	$4,798,761	$2,449,433	$7,832,094	$47,878,166
Special Mention	—	360,076	312,269	1,091,940	666,757	655,235	3,086,277
Substandard	—	—	—	—	—	2,447,090	2,447,090
Doubtful	—	—	—	—	—	—	—
Total Commercial Loans	$425,000	$16,259,345	$16,785,878	$5,890,701	$3,116,190	$10,934,419	$53,411,533
Current period gross charge-offs	$—	$—	$—	$—	$—	$3,354	$3,354
Construction and development
Risk Rating
Satisfactory	$214,080	$613,664	$1,283,358	$—	$—	$96,204	$2,207,306
Special Mention	—	—	26,081	—	—	223,938	250,019
Substandard	—	—	—	—	—	28,657	28,657
Doubtful	—	—	—	—	—	—	—
Total Construction and Development Loans	$214,080	$613,664	$1,309,439	$—	$—	$348,799	$2,485,982
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—
Farmland
Risk Rating
Satisfactory	$—	$126,331	$521,081	$—	$1,069,016	$1,505,114	$3,221,542
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Total Farmland Loans	$—	$126,331	$521,081	$—	$1,069,016	$1,505,114	$3,221,542
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—
Other Loans:
Commercial and industrial
Risk Rating
Satisfactory	$158,476	$2,348,830	$475,919	$3,440,187	$242,760	$2,225,110	$8,891,282
Special Mention	—	—	350,961	16,436	66,406	559,912	993,715
Substandard	—	—	—	—	30,833	64,583	95,416
Doubtful	—	—	—	—	—	—	—
Total Commercial and Industrial Loans	$158,476	$2,348,830	$826,880	$3,456,623	$339,999	$2,849,605	$9,980,413
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Security Bank, s.b. and Subsidiaries

Notes to Consolidated Financial Statements

	Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Total
December 31, 2024
Real Estate Loans:
Multifamily:
Risk Rating
Satisfactory	$—	$—	$1,542,939	$2,967,822	$144,857	$178,316	$4,833,934
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Total Multifamily Loans	$—	$—	$1,542,939	$2,967,822	$144,857	$178,316	$4,833,934
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—
Commercial
Risk Rating
Satisfactory	$15,934,535	$16,581,498	$4,852,500	$2,587,014	$1,247,805	$6,906,401	$48,109,753
Special Mention	370,529	314,475	1,099,050	737,039	148,124	522,179	3,191,396
Substandard	—	—	—	—	—	2,584,135	2,584,135
Doubtful	—	—	—	—	—	—	—
Total Commercial Loans	$16,305,064	$16,895,973	$5,951,550	$3,324,053	$1,395,929	$10,012,715	$53,885,284
Current period gross charge-offs	$—	$—	$—	$—	$—	$760,738	$760,738
Construction and development
Risk Rating
Satisfactory	$524,993	$2,085,264	$—	$—	$—	$322,768	$2,933,025
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	28,657	28,657
Doubtful	—	—	—	—	—	—	—
Total Construction and Development Loans	$524,993	$2,085,264	$—	$—	$—	$351,425	$2,961,682
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—
Farmland
Risk Rating
Satisfactory	$127,058	$495,000	$—	$1,078,411	$688,696	$1,203,422	$3,592,587
Special Mention	—	26,963	—	—	223,939	—	250,902
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Total Farmland Loans	$127,058	$521,963	$—	$1,078,411	$912,635	$1,203,422	$3,843,489
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—
Other Loans:
Commercial and industrial
Risk Rating
Satisfactory	$2,065,485	$674,123	$3,538,144	$279,893	$1,326,814	$1,553,549	$9,438,008
Special Mention	—	220,223	—	72,057	18,324	74,459	385,063
Substandard	—	—	—	32,664	—	187,769	220,433
Doubtful	—	—	—	—	—	—	—
Total Commercial and Industrial Loans	$2,065,485	$894,346	$3,538,144	$384,614	$1,345,138	$1,815,777	$10,043,504
Current period gross charge-offs	$—	$—	$—	$—	$—	$258,693	$258,693

The Bank monitors the credit risk profile by payment activity for residential and consumer loan classes. Loans past due 90 days or more and loans on nonaccrual status are considered nonperforming. Nonperforming loans are reviewed monthly.

Security Bank, s.b. and Subsidiaries

Notes to Consolidated Financial Statements

The following table presents the amortized cost in residential and consumer loans based on payment activity:

	Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Total
March 31, 2025
Real Estate Loans:
1-4 Family, including construction
Risk Rating
Performing	$869,064	$3,520,289	$3,938,497	$3,581,956	$7,278,815	$12,715,068	$31,903,689
Nonperforming	—	—	—	—	35,118	702,708	737,826
Total 1-4 Family Loans	$869,064	$3,520,289	$3,938,497	$3,581,956	$7,313,933	$13,417,776	$32,641,515
Current period gross charge-offs	$—	$—	$—	$—	$—	$12,805	$12,805
Other Loans:
Consumer
Risk Rating
Performing	$302,383	$786,451	$1,482,226	$484,278	$61,692	$2,118,635	$5,235,665
Nonperforming	—			—	—	38,575	38,575
Total Consumer Loans	$302,383	$786,451	$1,482,226	$484,278	$61,692	$2,157,210	$5,274,240
Current period gross charge-offs	$—	$—	$—	$—	$—	$28,435	$28,435

	Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Total
December 31, 2024
Real Estate Loans:
1-4 Family, including construction
Risk Rating
Performing	$3,700,956	$3,983,417	$4,002,872	$7,329,773	$2,507,017	$10,634,470	$32,158,505
Nonperforming	—	—	—	96,340	68,949	648,891	814,180
Total 1-4 Family Loans	$3,700,956	$3,983,417	$4,002,872	$7,426,113	$2,575,966	$11,283,361	$32,972,685
Current period gross charge-offs	$—	$—	$—	$—	$—	$12,225	$12,225
Other Loans:
Consumer
Risk Rating
Performing	$1,193,170	$1,652,278	$548,280	$89,166	$1,151,080	$1,110,578	$5,744,552
Nonperforming	—	—	—	—	—	67,568	67,568
Total Consumer Loans	$1,193,170	$1,652,278	$548,280	$89,166	$1,151,080	$1,178,146	$5,812,120
Current period gross charge-offs	$—	$—	$—	$325	$—	$9,796	$10,121

The Bank evaluates the loan risk grading system definitions and allowance for credit losses methodology on an ongoing basis. No significant changes were made to either during the past year.

Security Bank, s.b. and Subsidiaries

Notes to Consolidated Financial Statements

The following tables present the Bank’s loan portfolio aging analysis of the recorded investment in loans as of March 31, 2025 and December 31, 2024:

	March 31, 2025
			Greater Than				Total Loans >
	30-59 Days	60-89 Days	90 Days	Total		Total Loans	90 Days &
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	Accruing
Real Estate Loans
1-4 Family, including construction	$479,773	$53,247	$527,876	$1,060,896	$31,580,619	$32,641,515	$—
Multifamily	—	—	—	—	4,720,934	4,720,934	—
Commercial	—	—	—	—	53,411,533	53,411,533	—
Construction and development	—	—	—	—	2,485,982	2,485,982	—
Farmland	—	—	—	—	3,221,542	3,221,542	—
Other Loans:
Consumer	96,149	—	—	96,149	5,178,091	5,274,240	—
Commercial and industrial	—	—	64,583	64,583	9,915,830	9,980,413	—
Total	$575,922	$53,247	$592,459	$1,221,628	$110,514,531	$111,736,159	$—

	December 31, 2024
			Greater Than				Total Loans >
	30-59 Days	60-89 Days	90 Days	Total		Total Loans	90 Days &
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	Accruing
Real Estate Loans
1-4 Family, including construction	$350,758	$101,642	$590,194	$1,042,594	$31,930,091	$32,972,685	$—
Multifamily	—	—	—	—	4,833,934	4,833,934	—
Commercial	—	—	129,732	129,732	53,755,552	53,885,284	—
Construction and development	—	—	—	—	2,961,682	2,961,682	—
Farmland	—	—	—	—	3,843,489	3,843,489	—
Other Loans:
Consumer	94,771	9,703	28,435	132,909	5,679,211	5,812,120	—
Commercial and industrial	101,905	—	187,769	289,674	9,753,830	10,043,504	—
Total	$547,434	$111,345	$936,130	$1,594,909	$112,757,789	$114,352,698	$—

The following tables present collateral-dependent loans by classes of loan type:

	March 31, 2025
	Type of Collateral
		Business		Allowance
	Real	Assets and		for Credit
	Estate	Other	Total	Losses
Real Estate Loans
1-4 Family, including construction	$975,292	$—	$975,292	$99,370
Multifamily	—	—	—	—
Commercial	2,447,090	—	2,447,090	1,397
Construction and development	28,657	—	28,657	—
Farmland	—	—	—	—
Other Loans:
Consumer	—	38,575	38,575	13,234
Commercial and industrial	—	95,416	95,416	32,664
Total	$3,451,039	$133,991	$3,585,030	$146,665

Security Bank, s.b. and Subsidiaries

Notes to Consolidated Financial Statements

	December 31, 2024
	Type of Collateral
		Business		Allowance
	Real	Assets and		for Credit
	Estate	Other	Total	Losses
Real Estate Loans
1-4 Family, including construction	$989,673	$—	$989,673	$99,370
Multifamily	—	—	—	—
Commercial	2,584,135	—	2,584,135	1,397
Construction and development	28,657	—	28,657	—
Farmland	—	—	—	—
Other Loans:
Consumer	—	67,568	67,568	13,234
Commercial and industrial	—	220,433	220,433	32,664
Total	$3,602,465	$288,001	$3,890,466	$146,665

Nonaccrual loans as of March 31, 2025 and December 31, 2024, are as follows:

	March 31, 2025
	Nonaccrual	Nonaccrual	Total	Interest
	Loans	Loans	Nonaccrual	Income
	Without ACL	With ACL	Loans	Recognized
Real Estate Loans
1-4 Family, including construction	$462,814	$275,012	$737,826	$4,930
Multifamily	—	—	—	—
Commercial	—	—	—	—
Construction and development	—	—	—	—
Farmland	—	—	—	—
Other Loans:
Consumer	—	38,575	38,575	779
Commercial and industrial	64,583	30,833	95,416	626
Total nonaccrual	$527,397	$344,420	$871,817	$6,335

	December 31, 2024
	Nonaccrual	Nonaccrual	Total	Interest
	Loans	Loans	Nonaccrual	Income
	Without ACL	With ACL	Loans	Recognized
Real Estate Loans
1-4 Family, including construction	$538,820	$275,360	$814,180	$18,416
Multifamily	—	—	—	—
Commercial	129,732	—	129,732	—
Construction and development	—	—	—	—
Farmland	—	—	—	—
Other Loans:
Consumer	28,435	39,133	67,568	4,776
Commercial and industrial	187,769	32,664	220,433	3,526
Total nonaccrual	$884,756	$347,157	$1,231,913	$26,718

There were no significant loans modified for borrowers experiencing financial difficulty during the three months ended March 31, 2025 and the year ended December 31, 2024.

Note 4: Borrowings

The Bank had no borrowings outstanding as of March 31, 2025 and December 31, 2024.

Security Bank, s.b. and Subsidiaries

Notes to Consolidated Financial Statements

Based on a pledge of collateral consisting of all shares of FHLB stock owned, approximately $22,428,000 of the Bank’s qualifying mortgage loans and investment securities with a fair value of approximately $12,748,000 as of March 31, 2025, the Bank was eligible to borrow up to approximately $34,710,000 as of March 31, 2025.

Based on a pledge of collateral consisting of all shares of FHLB stock owned, approximately $22,342,000 of the Bank’s qualifying mortgage loans and investment securities with a fair value of approximately $12,692,000 as of December 31, 2024, the Bank was eligible to borrow up to approximately $34,701,000 as of December 31, 2024.

The Bank has an unsecured federal funds purchase line of credit through the Bankers’ Bank with a maturity date of June 30, 2025. The maximum amount of the established unsecured line is $3,000,000 at March 31, 2025 and December 31, 2024. The line is subject to annual reviews and terms may be altered in the event of significant change in the financial condition of the Bank. Interest rates are variable. There were no funds advanced on this line as of March 31, 2025 and December 31, 2024.

Note 5: Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under U.S. GAAP reporting requirements and regulatory capital standards. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Furthermore, the Bank’s regulators could require adjustments to regulatory capital not reflected in these financial statements.

Quantitative measures established by regulatory reporting standards to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined) to risk-weighted assets (as defined), common equity Tier I capital (as defined) to total risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of March 31, 2025, that the Bank met all capital adequacy requirements to which it is subject.

As of March 31, 2025, the most recent notification from the regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based capital, Tier I risk-based capital, common equity Tier I risk-based capital and Tier I leverage ratios as set forth in the table.

There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual and required capital amounts and ratios are as follows:

			Minimum Capital		Minimum to be Well
	Actual		Requirement		Capitalized
March 31, 2025	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Common equity Tier 1 capital to risk-weighted assets	$18,460	16.52%	$5,029	4.50%	$7,264	6.50%

Tier 1 capital to risk-weighted assets	18,460	16.52%	6,705	6.00%	8,941	8.00%

Total capital to risk-weighted assets	19,620	17.56%	8,941	8.00%	11,176	10.00%

Tier 1 leverage to adjusted average assets	18,460	8.28%	8,915	4.00%	11,144	5.00%

Security Bank, s.b. and Subsidiaries

Notes to Consolidated Financial Statements

			Minimum Capital		Minimum to be Well
	Actual		Requirement		Capitalized
December 31, 2024	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Common equity Tier 1 capital to risk-weighted assets	$18,104	15.73%	$5,178	4.50%	$7,479	6.50%

Tier 1 capital to risk-weighted assets	18,104	15.73%	6,904	6.00%	9,205	8.00%

Total capital to risk-weighted assets	19,386	16.85%	9,205	8.00%	11,506	10.00%

Tier 1 leverage to adjusted average assets	18,104	8.07%	8,969	4.00%	11,211	5.00%

Note 6: Disclosures about Fair Value of Assets and Liabilities

Fair value is the exchange price that would be received to sell an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Fair value measurements must maximize the use of observable inputs and minimize the use of unobservable inputs. There is a hierarchy of three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.
Level 2

Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3	Significant unobservable inputs that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

Recurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2025 and December 31, 2024.

	Fair	Fair Value Measurements Using
	Value	Level 1	Level 2	Level 3
March 31, 2025
Municipal bonds, taxable	$6,673,662	$—	$6,673,662	$—
Municipal bonds, non-taxable	1,683,335	—	1,683,335	—
U.S. Government treasuries	7,377,540	7,377,540	—	—
U.S. Government agencies	990,752	—	990,752	—
Residential mortgage-backed securities	15,017,426	—	15,017,426	—
Collateralized mortgage obligations	13,196,226	—	13,196,226	—

Security Bank, s.b. and Subsidiaries

Notes to Consolidated Financial Statements

	Fair	Fair Value Measurements Using
	Value	Level 1	Level 2	Level 3
December 31, 2024
Municipal bonds, taxable	$6,912,398	$—	$6,912,398	$—
Municipal bonds, non-taxable	2,220,973	—	2,220,973	—
U.S. Government treasuries	7,258,290	7,258,290	—	—
U.S. Government agencies	981,591	—	981,591	—
Residential mortgage-backed securities	14,879,830	—	14,879,830	—
Collateralized mortgage obligations	13,159,257	—	13,159,257	—

Following is a description of the valuation methodologies used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There are no liabilities measured at fair value on a recurring basis. There have been no significant changes in the valuation techniques during the three months ended March 31, 2025 and the year ended December 31, 2024.

Available-for-sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated by using quoted prices of securities with similar characteristics or independent asset pricing services and pricing models, the inputs of which are market-based or independently sourced market parameters, including, but not limited to, yield curves, interest rates, volatilities, prepayments, defaults, cumulative loss projections and cash flows. Such securities are classified in Level 2 of the valuation hierarchy. In certain cases where Level 1 or Level 2 are not available, securities are classified within Level 3 of the hierarchy. The Bank had no Level 3 securities.

Nonrecurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31:

	Fair	Fair Value Measurements Using
	Value	Level 1	Level 2	Level 3
March 31, 2025
Collateral dependent loans	$—	$—	$—	$—
December 31, 2024
Collateral dependent loans	$1,413,047	$—	$—	$1,413,047

The Bank’s nonrecurring fair value adjustments to collateral dependent loans are recorded to reflect partial write-downs or specific reserves that are based on the observable market price or current estimated value of the collateral. These loans are reported at initial recognition of significant borrower distress and on an ongoing basis until recovery or charge-off.

The fair values of collateral dependent loans are generally determined using the sales comparison approach. Unobservable inputs consist primarily of adjustments for differences between sales of comparable properties.

Security Bank, s.b. and Subsidiaries

Notes to Consolidated Financial Statements

The following table provides quantitative information about unobservable inputs used in nonrecurring Level 3 fair value measurements at March 31, 2025 and December 31, 2024:

				Range
	Fair	Valuation	Unbservable	(Weighted-
	Value	Technique	Inputs	Average)
March 31, 2025			Marketability
Collateral dependent loans	$1,408,512	Appraisal	discount	10%

December 31, 2024			Marketability
Collateral dependent loans	$1,413,047	Appraisal	discount	10%

The estimated fair values of the Bank’s financial instruments not carried at fair value on the consolidated balance sheets are as follows:

	Carrying	Fair	Fair Value Measurements Using
	Value	Value	Level 1	Level 2	Level 3
March 31, 2025
Financial assets:
Cash and cash equivalents	$50,646,509	$50,646,509	$50,646,509	$—	$—
Held-to-maturity securities	490,000	483,390	—	483,390	—
Loans held for sale	179,869	182,126	—	—	182,126
Loans, net	110,461,827	106,728,000	—	—	106,728,000
FHLB Stock	697,500	697,500	—	697,500	—
Mortgage servicing rights, net	328,318	700,000	—	—	700,000
Bank owned life insurance	2,254,473	2,254,473	—	2,254,473	—
Accrued interest receivable	604,068	604,068	604,068	—	—

Financial liabilities:
Deposits	201,293,883	201,161,180	157,853,580	43,307,600	—
Advances by borrowers for
taxes and insurance	637,225	637,225	—	637,225	—
Accrued interest payable	66,637	66,637	66,637	—	—

Security Bank, s.b. and Subsidiaries

Notes to Consolidated Financial Statements

	Carrying	Fair	Fair Value Measurements Using
	Value	Value	Level 1	Level 2	Level 3
December 31, 2024
Financial assets:
Cash and cash equivalents	$43,540,304	$43,540,304	$43,540,304	$—	$—
Held-to-maturity securities	980,144	968,407	—	968,407	—
Loans, net	113,048,131	108,902,000	—	—	108,902,000
FHLB Stock	697,500	697,500	—	697,500	-
Mortgage servicing rights, net	325,761	713,494	—	—	713,494
Bank owned life insurance	2,237,215	2,237,215	—	2,237,215	—
Accrued interest receivable	710,199	710,199	710,199	—	—

Financial liabilities:
Deposits	199,372,024	199,177,656	152,823,856	46,353,800	—
Advances by borrowers for
taxes and insurance	356,424	356,424	—	356,424	—
Accrued interest payable	64,441	64,441	64,441	—	—

Limitations: Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Fair value estimates may not be realizable in an immediate settlement of the instrument. In some instances, there are no quoted market prices for the Bank’s various financial instruments, in which case fair values may be based on estimates using present value or other valuation techniques, or based on judgments regarding future expected loss experience, current economic conditions, risk characteristic of the financial instruments, or other factors. Those techniques are significantly affected by the assumptions used, including the discount rate and estimate of future cash flows. Subsequent changes in assumptions could significantly affect the estimates.

Note 7: Plan of Conversion and Change in Corporate Form

On September 9, 2024, the Board of Directors of the Bank adopted a plan of conversion (Plan). The Plan sets forth that the Bank proposes to convert into a stock savings bank structure with the establishment of a stock holding company (Security Midwest Bancorp, Inc.), as parent of the Bank. The Bank will convert to the stock form of ownership, followed by the issuance of all of the Bank’s outstanding stock to Security Midwest Bancorp, Inc. Pursuant to the Plan, the Bank will determine the total offering value and number of shares of common stock based upon an independent appraiser’s valuation. The stock will be priced at $10.00 per share. In addition, the Bank’s Board of Directors will adopt an employee stock ownership plan (ESOP) which will subscribe for up to approximately 8% of the common stock sold in the offering.

Security Midwest Bancorp, Inc. is organized as a corporation under the laws of the State of Maryland and will own all of the outstanding common stock of the Bank upon completion of the conversion. The costs of issuing the common stock will be deferred and deducted from the sales proceeds of the offering. If the conversion is unsuccessful, all deferred costs will be charged to operations. The Bank had incurred deferred conversion costs totaling approximately $316,000 as of December 31, 2024 and $350,000 as of March 31, 2025.

Following completion of the conversion, the Bank intends to withdraw from the multi-employer defined benefit plan as disclosed in the prospectus. The withdrawal from the plan will require a payment by the Bank to the plan, estimated at $1.4 million. This payment will be recorded as a current period expense when paid.

At the completion of the conversion to stock form, the Bank will establish a liquidation account in the amount of retained earnings contained in the final prospectus. The liquidation account will be maintained for the benefit of eligible savings account holders who maintain deposit accounts in the Bank after conversion.

Security Bank, s.b. and Subsidiaries

Notes to Consolidated Financial Statements

The conversion will be accounted for as a change in corporate form with the historic basis of the Bank’s assets, liabilities and equity unchanged as a result. Security Midwest Bancorp, Inc.is an emerging growth company, and, for as long as it continues to be an emerging growth company, it may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies.” Security Midwest Bancorp, Inc. intends to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Accordingly, its financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion and analysis reflects our financial information and other relevant statistical data, and is intended to enhance your understanding of our financial condition and results of operations. The information in this section has been derived from the audited consolidated financial statements, which appear beginning on page F-1 of this prospectus. You should read the information in this section in conjunction with the business and financial information regarding Security Bank provided in the prospectus dated May 14, 2025 .

Critical Accounting Policies

The discussion and analysis of the financial condition and results of operations are based on our financial statements, which are prepared in conformity with generally accepted accounting principles used in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. We consider the accounting policies discussed below to be critical accounting policies. The estimates and assumptions that we use with respect to critical accounting policies are based on historical experience and various other factors and are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, resulting in a change that could have a material impact on the carrying value of our assets and liabilities and our results of operations.

The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company,” we may delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We intend to take advantage of the benefits of this extended transition period. Accordingly, our financial statements may not be comparable to companies that comply with such new or revised accounting standards.

The following represent our critical accounting policies:

Allowance for Credit Losses. The allowance for credit losses is the estimated amount considered necessary to cover expected, but unconfirmed, credit losses in the loan portfolio at the balance sheet date. The allowance is established through the provision for credit losses which is charged against income. In determining the allowance for credit losses, we make significant estimates and have identified this policy as one of our most critical accounting policies.

We adopted Accounting Standards Update No. 2016-13, “Current Expected Credit Losses” (CECL), effective January 1, 2023. The adoption of CECL resulted in a $240,000 increase in the level of the allowance for credit losses (consisting of $242,000 for the allowance for credit losses on loans and a $2,000 reduction to the allowance on off-balance sheet items).

We perform a quarterly evaluation of the allowance for credit losses. Our determination of the adequacy of the allowance for credit losses is based on the assessment of the expected credit losses on loans over the expected life of the loans. Consideration is given to a variety of factors in establishing this estimate including, but not limited to, current economic conditions, delinquency statistics, geographic and industry concentrations, the adequacy of the underlying collateral, the financial strength of the borrower, results of internal loan reviews and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change.

In accordance with the provisions of the accounting standards under CECL, we estimate the allowance for credit losses balance using relevant available information from both internal and external sources, relating to past events, current conditions and reasonable and supportable forecasts. Historical credit loss experience of a defined peer group, by affiliate, paired with economic forecasts, provide the basis for the quantitatively modeled estimates of expected credit losses. We adjust our quantitative model, as necessary, to reflect conditions not already considered by the quantitative model. These adjustments are commonly known as the qualitative factors.

The allowance for credit losses is measured on a collective (pool) basis when similar risk characteristics exist. We use the average historical loss method to measure the quantitative portion of the allowance for credit losses over the forecast and reversion periods.

Loans that do not share risk characteristics are evaluated on an individual basis. Loans evaluated individually are not also included in the collective evaluation. When we determine that foreclosure is probable, expected credit losses are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate.

Deferred Tax Assets. We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion of the deferred tax asset will not be realized. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets. These judgments require us to make projections of future taxable income. The judgments and estimates we make in determining our deferred tax assets, which are inherently subjective, are reviewed on a continual basis as regulatory and business factors change. Determining the proper valuation allowance for deferred taxes is critical in properly valuing the deferred tax asset and the related recognition of income tax expense or benefit. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets.

Fair Value Measurements. The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. We estimate the fair value of a financial instrument and any related asset impairment using a variety of valuation methods. Where financial instruments are actively traded and have quoted market prices, quoted market prices are used for fair value. When the financial instruments are not actively traded, other observable market inputs, such as quoted prices of securities with similar characteristics, may be used, if available, to determine fair value. When observable market prices do not exist, we estimate fair value. These estimates are subjective in nature and imprecision in estimating these factors can impact the amount of gain or loss recorded. A more detailed description of the fair values measured at each level of the fair value hierarchy and the methodology we utilize is presented in Note 1 herein.

Comparison of Financial Condition at March 31, 2025 and December 31, 2024

Total assets. Total assets were $217.6 million at March 31, 2025, an increase of $3.1 million, or 1.4%, from December 31, 2024. The increase was primarily comprised of an increase in cash and cash equivalents of $7.1 million, which was partially offset by a decrease in loans of $2.6 million and a decrease in aggregate investment securities (available for sale and held to maturity) of $963,000.

Cash and cash equivalents. Cash and cash equivalents increased by $7.1 million, or 16.3%, to $50.6 million at March 31, 2025 from $43.5 million at December 31, 2024. The increase was due primarily to net proceeds received from loan repayments combined with an increase in deposits, including cannabis-related business (CRB) deposits. Such deposits require a higher level of liquidity due to the volatile nature of these balances.

Investment securities. Investment securities, comprised of both available for sale and held to maturity securities, decreased $963,000, or 2.1%, to $45.4 million at March 31, 2025 from $46.4 million at December 31, 2024. The decrease was due primarily to maturities and repayments of investments totaling $2.0 million, partially offset by the effect of a $1.1 million decrease in the gross unrealized loss on securities available for sale during the three months ended March 31, 2025, to a total unrealized loss of $5.5 million at March 31, 2025 compared to $6.6 million at December 31, 2024. At March 31, 2025 and December 31, 2024, investment securities held to maturity consisted solely of certificates of deposit totaling $490,000 and $980,000, respectively. We have used the proceeds from repayments and maturities of securities primarily to maintain liquidity.

Gross loans. Loans decreased by $2.6 million, or 2.3%, to $111.8 million at March 31, 2025 compared to $114.4 million at December 31, 2024. During the three months ended March 31, 2025, loan originations totaled $6.5 million, an increase of $2.3 million, or 55.2%. Such amounts included loans originated for sale totaling $1.8 million for the three months ended March 31, 2025. Loans held for sale totaled $180,000 at March 31, 2025; we did not have any loans held for sale at December 31, 2024.

During the three months ended March 31, 2025, the decrease in our loan portfolio was primarily comprised of decreases in: residential one- to four-family residential real estate loans of $331,000, or 1.0% to $32.6 million at March 31, 2025; commercial real estate loans of $474,000, or 0.9% to $53.4 million at March 31, 2025; construction and development loans of $476,000, or 16.1% to $2.5 million at March 31, 2025; farmland loans of $622,000, or 16.2%, to $3.2 million at March 31, 2025; and consumer loans of $538,000, or 9.3% to $5.3 million at March 31, 2025.

Our strategy is to grow our loan portfolio, with a focus on owner-occupied one- to four-family residential real estate loans and commercial loans (both commercial real estate and commercial and industrial).

Deposits. Deposits increased by $1.9 million, or 1.0%, to $201.3 million at March 31, 2025 from $199.4 million at December 31, 2024. The increase was primarily due to an increase in demand deposits of $4.6 million, or 3.6%, to $131.4 million at March 31, 2025, which was partially offset by a decrease in certificates of deposit of $3.1 million, or 6.7%, to $43.4 million at March 31, 2025 from $46.5 million at December 31, 2024. The overall increase in core deposits (consisting of demand, both retail and commercial, and savings deposits), was $5.0 million, or 3.3%, to $157.9 million at March 31, 2025 compared to December 31, 2024.

At each of March 31, 2025 and December 31, 2024, we had a concentration of deposits from CRB customers, comprised primarily of commercial demand accounts. These deposits totaled $59.9 million and $58.6 million at these respective dates.

During the three months ended March 31, 2025, we continued our strategy of pursuing growth in demand accounts and other lower cost core deposits, in part by enhancing the products and services we offer, including mobile banking capabilities, expanding our offering of CRB services into other states (Kentucky, Ohio, Michigan and Missouri), and streamlining commercial banking services through enhanced cash management and treasury management services. We intend to continue our efforts to increase our core deposit base, with an emphasis on growth in consumer and business demand deposits.

Borrowings. We had no outstanding advances from the Federal Home Loan Bank at either March 31, 2025 or December 31, 2024.

Equity. Equity increased $1.2 million, or 8.4%, to $15.1 million at March 31, 2025, compared to $13.9 million at December 31, 2024. The increase was due to net income of $402,000 during the three months ended March 31, 2025 combined with a $775,000 decrease in accumulated other comprehensive loss.

Comparison of Operating Results for the Three Months Ended March 31, 2025 and 2024

General. Net income for the three months ended March 31, 2025 was $402,000, an increase of $132,000, or 48.9%, compared to net income of $270,000 for the three months ended March 31, 2024. The increase in net income was primarily due to a $229,000 increase in net interest income and a $45,000 decrease in the provision for credit losses, which were partially offset by a $78,000 increase in noninterest expense and a $66,000 increase in income taxes.

Interest income. Interest income increased $192,000, or 8.2%, to $2.5 million for the three months ended March 31, 2025 from $2.3 million for the three months ended March 31, 2024. This increase was attributable to a $237,000, or 15.2%, increase in interest on loans, which was partially offset by a $34,000, or 9.8%, decrease in interest on investment securities and a $12,000, or 2.7%, decrease in interest on interest-bearing deposits and other assets. The increase in interest income on loans was primarily due to the increase in the yield earned on the loan portfolio.

The average yield on loans increased by 67 basis points to 6.38% for the three months ended March 31, 2025 from 5.71% for the three months ended March 31, 2024, while the average balance of loans increased by $3.4 million, or 3.1%, to $112.5 million during the three months ended March 31, 2025 compared to the average balance of $109.1 million for the three months ended March 31, 2024. The increase in the average yield was due to the increase in market interest rates period-to-period.

The average balance of investment securities decreased $4.7 million, or 8.3%, to $52.1 million for the three months ended March 31, 2025 from $56.8 million for the three months ended March 31, 2024, while the average yield on investment securities decreased by twelve basis points to 2.37% for the three months ended March 31, 2025 from 2.49% for the three months ended March 31, 2024.

The average balance of interest-bearing deposits and other assets, comprised primarily of certificates of deposit in other financial institutions, overnight deposits and stock in the Federal Home Loan Bank, increased $5.1 million, or 12.7%, to $45.0 million for the three months ended March 31, 2025, while the average yield decreased 50 basis points, to 3.81% for the three months ended March 31, 2025 from 4.31% for the three months ended March 31, 2024.

Interest Expense. Total interest expense decreased $37,000, or 6.1%, to $572,000 for the three months ended March 31, 2025, compared to $609,000 for the three months ended March 31, 2024. The decrease was comprised of a $34,000, or 5.6%, decrease in interest expense on deposits and a $3,000, or 99.0%, decrease in interest expense on borrowings. The decrease in interest expense on deposits was primarily due to a decrease of four basis points in the average cost of deposits to 1.83% for the three months ended March 31, 2025 from 1.87% for the three months ended March 31, 2024 and, to a lesser degree, a decrease of $4.6 million, or 3.5%, in the average balance of deposits, to $124.9 million for the three months ended March 31, 2025 from $129.5 million for the three months ended March 31, 2024. The decrease in interest expense on borrowings was due primarily to a $231,000, or 98.7%, decrease in the average borrowings outstanding.

Net Interest Income. Net interest income increased $229,000, or 13.2%, to $2.0 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The interest rate spread increased to 3.00% for the three months ended March 31, 2025 from 2.67% for the three months ended March 31, 2024. The net interest margin increased to 3.74% for the three months ended March 31, 2025 from 3.37% for the three months ended March 31, 2024 as net interest-earning assets increased during the first quarter of 2025 compared to the same period in 2024.

	For the Three Months Ended March 31,
	2025			2024
	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate
Interest-earning assets:	(Dollars in thousands)
Loans	$112,534	$1,796	6.38%	$109,103	$1,558	5.71%
Investment securities	52,102	309	2.37%	56,808	353	2.49%
Interest-bearing deposits and other	45,051	429	3.81%	39,962	431	4.31%
Total interest-earning assets	209,687	2,534	4.83%	205,873	2,342	4.55%
Non-interest-earning assets	8,512			7,584
Allowance for credit losses	(1,160)			(2,187)
Total assets	$217,039			$211,270

Interest-bearing liabilities:
Interest-bearing demand	$53,679	106	0.79%	$63,199	190	1.20%
Savings accounts	26,025	19	0.29%	29,168	18	0.25%
Certificates of deposit	45,185	447	3.96%	37,110	398	4.29%
Total deposits	124,889	572	1.83%	129,477	606	1.87%
Borrowings	3	—	0.00%	234	3	5.13%
Total interest-bearing liabilities	124,892	572	1.83%	129,711	609	1.88%
Non-interest-bearing deposits	76,373			66,751
Non-interest-bearing liabilities	1,454			1,306
Total liabilities	202,719			197,768
Equity	14,320			13,502
Total liabilities and equity	$217,039			$211,270

Net interest income		$1,962			$1,733
Net interest rate spread			3.00%			2.67%
Net interest-earning assets	$84,795			$76,162
Net interest margin			3.74%			3.37%
Average interest-earning assets to interest-bearing liabilities	167.89%			158.72%

	Three Months Ended March 31,
	2025 vs. 2024
			Total
	Increase (decrease) due to		Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$50	$188	$238
Investment securities	(28)	(6)	(34)
Other interest-earning assets	52	(64)	(12)
Total interest-earning assets	74	118	192

Interest-bearing liabilities:
Interest-bearing demand	(26)	(58)	(84)
Savings accounts	(2)	3	1
Certificates of deposit	82	(33)	49
Total deposits	54	(88)	(34)
Borrowings	(3)	—	(3)
Total interest-bearing liabilities	51	(88)	(37)
Change in net interest income	$23	$206	$229

Provision for Credit Losses. Based on an analysis of the factors described in “Critical Accounting Policies—Allowance for Credit Losses,” we did not record a provision for credit losses for the three months ended March 31, 2025, compared to a provision of $45,000 for the three months ended March 31, 2024. The allowance for credit losses was $1.1 million at March 31, 2025 and $2.2 million at March 31, 2024 and represented 1.01% of total loans at March 31, 2025 and 2.01% of total loans at March 31, 2024. The decrease in the allowance for credit losses was due primarily to net charge-offs totaling $1.0 million during the nine months ended December 31, 2024, including $759,000 on one $1.8 million loan secured by commercial real estate which was originated in 2017. Net charge-offs (recoveries) totaled $35,000 and $(5,000) during the three months ended March 31, 2025 and 2024, respectively.

Management’s determination of the allowance for credit losses balance at March 31, 2025 included consideration of the $2.6 million, or 2.3%, decrease in loans outstanding during the three months ended March 31, 2025, along with decreases in nonperforming and delinquent loans. Total nonperforming loans were $872,000 at March 31, 2025, compared to $1.2 million at December 31, 2024. Total loans past due 30 days or greater were $1.2 million and $1.6 million at those respective dates. As a percentage of nonperforming loans, the allowance for credit losses was 129.1% at March 31, 2025 compared to 94.3% at December 31, 2024.

Our estimates and assumptions used in the determination of the adequacy of the allowance for credit losses could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions. Any such increase in future provisions that may be required may adversely impact our financial condition and results of operations.

Noninterest Income. Noninterest income information is as follows.

	Three Months Ended March 31,		Change
	2025	2024	Amount	Percent
	(Dollars in thousands)
Service fees on deposit accounts	$243	$256	$(13)	-5.1%
Debit card fees	94	105	(11)	-10.5%
Mortgage loan servicing fees, net	33	36	(3)	-8.3%
Gain on sale of loans	36	16	20	125.0%
Other	49	40	9	22.5%
Total noninterest income	$455	$453	$2	0.4%

The decrease in service fees on deposits was due primarily to a decrease in maintenance fees and cash counting service fees from our CRB customers between the periods. This decrease was partially offset by an increase in the overall number of CRB accounts period over period, as we have focused on expanding our CRB relationship base to smaller customers. The increase in gain on sale of loans was due to an increase in sales volume period over period. Other noninterest income increased due primarily to an increase in fees on cashless ATMs at certain CRB locations and fees on letters of credit for CRB customers, partially offset by a decrease in late charges on loans.

Noninterest Expense. Noninterest expense information is as follows.

	Three Months Ended March 31,		Change
	2025	2024	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$1,119	$1,042	$77	7.4%
Occupancy and equipment	149	128	21	16.4%
Data processing fees	151	135	16	11.9%
FDIC insurance premiums	24	27	(3)	-11.1%
Advertising	43	23	20	87.0%
Director fees	24	26	(2)	-7.7%
Debit card expense	11	18	(7)	-38.9%
Professional fees	104	146	(42)	-28.8%
Telephone and internet	35	33	2	6.1%
Other	188	192	(4)	-2.1%
Total noninterest expense	$1,848	$1,770	$78	4.4%

The increase in salaries and employee benefits was due primarily to an increase in staffing levels and normal annual merit increases. The decrease in professional fees was due primarily to a decrease in audit fees, as the 2024 period included additional fees previously incurred related to our mutual-to-stock conversion process.

Income Taxes. Income taxes increased by $66,000, or 65.3%, to $167,000 for the three months ended March 31, 2025, compared to $101,000 for the three months ended March 31, 2024. The increase in the income tax provision for the first quarter of 2025 was due primarily to a $198,000, or 53.4% increase in pretax income. The effective tax rates were 29.4% and 27.1% for the three months ended March 31, 2025 and 2024, respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Management of Market Risk

General. The majority of our assets and liabilities are monetary in nature. Consequently, our most significant form of market risk is interest rate risk. Our assets, consisting primarily of mortgage loans, have longer maturities than our liabilities, consisting primarily of deposits. As a result, a principal part of our business strategy is to manage the impact of changes in market interest rates on net interest income and capital. We have an Asset/Liability and Investment Committee that is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for determining the level of risk that is appropriate, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the board of directors. The Committee establishes and monitors the volume, maturities, pricing and mix of assets and funding sources with the objective of managing assets and funding sources to provide results that are consistent with liquidity, growth, risk limits and profitability goals.

As part of our ongoing asset-liability management, we intend to use the following strategies to manage our interest rate risk:

(i)
increase our commercial loan portfolio (commercial and industrial loans as well as commercial real estate loans) with shorter term, higher yielding loan products;
(ii)
emphasize the marketing of our savings, money market and demand accounts;
(iii)
continue to maintain a high level of cash and cash equivalents; and
(iv)
invest in short- to medium-term to repricing and/or maturity securities depending on market interest rates.

Net Interest Income. We analyze our sensitivity to changes in interest rates through a net interest income model. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest- bearing liabilities, such as deposits and borrowings. We estimate what our net interest income would be for a 12-month period. We then calculate what the net interest income would be for the same period under the assumptions that the United States Treasury yield curve increases or decreases instantaneously by up to 400 basis points, with changes in interest rates representing immediate and permanent, parallel shifts in the yield curve. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below.

The table below sets forth, as of March 31, 2025, the calculation of the estimated changes in our net interest income that would result from the designated instantaneous changes in the United States Treasury yield curve.

At March 31, 2025
Change in Interest Rates (basis	Net Interest Income	Year 1 Change
points) (1)	Year 1 Forecast	From Level
400	$9,729	3.26%
300	9,600	1.89%
200	9,484	0.66%
100	9,409	-0.14%
Level	9,422	—
(100)	9,554	1.40%
(200)	9,940	5.50%
(300)	10,197	8.23%
(400)	9,699	2.94%

(1)
Assumes an instantaneous uniform change in interest rates at all maturities.

The table above indicates that at March 31, 2025, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would have experienced a 0.66% increase in net interest income, and in the event of an instantaneous parallel 200 basis point decrease in interest rates, we would have experienced a 5.50% increase in net interest income.

Net Economic Value. We also compute amounts by which the net present value of our assets and liabilities (economic value of equity, or “EVE”) would change in the event of a range of assumed changes in market interest rates. This model uses a discounted cash flow analysis and an option-based pricing approach to measure the interest rate sensitivity of net portfolio value. The model estimates the economic value of each type of asset, liability and off-balance sheet contract under the assumptions that the United States Treasury yield curve increases or decreases instantaneously by up to 400 basis points, with changes in interest rates representing immediate and permanent, parallel shifts in the yield curve.

The table below sets forth, as of March 31, 2025, the calculation of the estimated changes in our EVE that would result from the designated immediate changes in the United States Treasury yield curve.

At March 31, 2025
Change in				EVE as a Percentage of Present Value of Assets (3)
Interest Rates (basis		Estimated Increase (Decrease) in EVE		EVE	Increase (Decrease)
points) (1)	Estimated EVE (2)	Amount	Percent	Ratio (4)	(basis points)
(Dollars in thousands)
400	$54,245	$4,087	8.15%	28.27%	442
300	54,069	3,911	7.80%	27.55%	370
200	53,440	3,282	6.54%	26.63%	278
100	52,291	2,133	4.25%	25.43%	158
Level	50,158	—	—	23.85%	—
(100)	48,379	(1,779)	-3.55%	22.51%	(134)
(200)	40,058	(10,100)	-20.14%	18.29%	(556)
(300)	30,224	(19,934)	-39.74%	13.57%	(1,028)
(400)	17,998	(32,160)	-64.12%	7.96%	(1,589)

(1)
Assumes an immediate uniform change in interest rates at all maturities.
(2)
EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)
Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)
EVE Ratio represents EVE divided by the present value of assets.

The table above indicates that at March 31, 2025, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would have experienced a 6.54% increase in EVE, and in the event of an instantaneous parallel 200 basis point decrease in interest rates, we would have experienced a 20.14% decrease in EVE. At March 31, 2025, all estimated changes presented in the above tables were within the current policy limits established by the board of directors.

Certain shortcomings are inherent in the methodologies used in the above interest rate risk measurements. Modeling changes require making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the net interest income and net economic value tables presented assume that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities. Accordingly, although the tables provide an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates, and actual results may differ. Furthermore, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Additionally, certain assets, such as adjustable-rate loans, have features that restrict changes in interest rates both on a short-term basis and over the life of the asset. In the event of changes in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the tables.

Interest rate risk calculations also may not reflect the fair values of financial instruments. For example, decreases in market interest rates can increase the fair values of our loans, deposits and borrowings.

Liquidity and Capital Resources

Liquidity Management. Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from sales, maturities and calls of securities. We also have the ability to borrow from the Federal Home Loan Bank of Chicago. At March 31, 2025, we had the ability to borrow approximately $34.7 million from the Federal Home Loan Bank of Chicago, and we also had the ability to borrow $3.0 million from a private bankers’ bank at that date. We had no borrowings outstanding at March 31, 2025.

The board of directors is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We calculate our liquidity ratio as the sum of cash, short-term assets (generally securities with a remaining maturity of less than one year) and marketable assets divided by the sum of net deposits (generally time deposits of $250,000 or more and brokered deposits less than $250,000), short-term liabilities (generally borrowings with a remaining maturity of one year or less) and volatile liabilities (generally federal funds purchased, securities sold under agreements to repurchase, and time deposits of $250,000 or more). We seek to maintain a liquidity ratio of 20.0% or greater. We believe that we had enough sources of liquidity to satisfy our short and long-term liquidity needs as of March 31, 2025.

We monitor and adjust our investments in liquid assets based upon our assessment of: (1) expected deposit flows; (2) expected loan demand; (3) yields available on cash and cash equivalents and securities; and (4) the objectives of our asset/liability management program. Excess liquid assets are invested generally in cash and cash equivalents and short- and intermediate-term securities.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and cash equivalents, which include federal funds sold. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At March 31, 2025, cash and cash equivalents totaled $50.6 million. Investment securities classified as available-for-sale, which provide an additional source of liquidity, totaled $44.9 million at March 31, 2025.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities.

For the three months ended March 31, 2025, cash flows from operating activities, investing activities and financing activities resulted in a net increase in cash and cash equivalents of $7.1 million. Net cash provided by operating activities amounted to $351,000, primarily due to proceeds from the sale of loans of $1.7 million and net income of $402,000. Net cash provided by investing activities amounted to $4.6 million, primarily due the decrease in loans of $2.6 million and proceeds from maturities and paydowns or investment securities of $2.0 million. Net cash provided by financing activities amounted to $2.2 million, primarily due to a net increase in deposits of $1.9 million. For the three months ended March 31, 2024, cash flows from operating activities, investing activities and financing activities resulted in a net increase in cash and cash equivalents of $27.8 million. Net cash provided by operating activities amounted to $723,000, primarily due to the proceeds from the sale of loans of $877,000, net income of $270,000. Net cash provided by investing activities amounted to $357,000, primarily due to proceeds from maturities and paydowns on investment securities of $713,000, partially offset by a net increase in gross loans of $294,000. Net cash used financing activities amounted to $27.8 million, primarily due to a net increase in deposits of $37 million, partially offset by a $10.5 million repayment of FHLB advances. For further information, see the statements of cash flows contained in the consolidated financial statements appearing on page 5.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Certificates of deposit due within one year of March 31, 2025, totaled $40.3 million, or 92.8% of our certificates of deposit, and 20.0% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Management. At March 31, 2025 and December 31, 2024, Security Bank exceeded all regulatory capital requirements and was considered “well capitalized” under regulatory guidelines. See “Regulation and Supervision—Federal Bank Regulation—Capital Requirements” and Note 5 of the Notes to the Consolidated Financial Statements.

Item 4. Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2025. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2025, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. At March 31, 2025, we were not involved in any legal proceedings the outcome of which would be material to our financial condition or results of operations.

Item 1A. Risk Factors.

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable

Item 3. Defaults Upon Senior Securities.

Not applicable

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

Not applicable

Item 6. Exhibits.

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SECURITY MIDWEST BANCORP, INC.

Date: June 30, 2025	By:	/s/ Stephan P. Antonacci
Stephan P. Antonacci
President and Chief Executive Officer