Form 10-Q
period 2025-06-30
Security Midwest Bancorp, Inc.
filed 2025-08-08
CIK 2036060

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File Number: 000-56767

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of August 4, 2025, the registrant had 889,781 shares of common stock outstanding.

i

EXPLANATORY NOTE

Security Midwest Bancorp, Inc. (the “Company,” “we” or “us”) was incorporated on September 11, 2024, to serve as the bank holding company for Security Bank (“Security” or the “Bank”) upon the consummation of the Bank’s conversion from the mutual form of organization to the stock form of organization. As of June 30, 2025, the conversion had not yet been consummated, and the Company had no assets or liabilities and had not conducted any business activities other than organizational activities. Accordingly, the financial statements and related notes and the other financial information contained in this report relate primarily to the Bank.

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Security Bank, s.b. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30,	December 31,
Assets	2025	2024
	(Unaudited)
Cash on hand	$2,749,860	$4,109,800
Due from banks	45,835,793	39,033,504
Federal funds sold	273,000	397,000
Cash and cash equivalents	48,858,653	43,540,304
Held-to-maturity securities	245,000	980,144
Available-for-sale securities	44,253,709	45,412,339

Loans receivable	112,840,528	114,210,342
Allowance for credit losses	(1,149,087)	(1,162,211)
Loans, net	111,691,441	113,048,131

Federal Home Loan Bank stock	697,500	697,500
Premises and equipment, net	2,884,042	2,909,534
Accrued interest receivable	649,059	710,199
Mortgage servicing rights, net	327,178	325,761
Deferred tax assets, net	2,400,094	2,965,633
Bank owned life insurance	2,272,018	2,237,215
Other assets	2,093,596	1,714,331
Total assets	$216,372,290	$214,541,091

Liabilities and Equity
Liabilities
Deposits
Demand	$127,583,462	$126,798,670
Savings	25,705,396	26,025,186
Time	42,190,482	46,548,168
Total deposits	195,479,340	199,372,024

Stock subscription proceeds in escrow	4,599,937	—
Advances from borrowers for taxes and insurance	406,881	356,424
Accrued expenses and other liabilities	370,122	861,159
Total liabilities	200,856,280	200,589,607

Equity
Retained earnings	19,423,418	18,672,325
Accumulated other comprehensive loss	(3,907,408)	(4,720,841)
Total equity	15,516,010	13,951,484
Total liabilities and equity	$216,372,290	$214,541,091

See Notes to Condensed Consolidated Financial Statements

Security Bank, s.b. and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Interest Income
Loans	$1,835,976	$1,603,064	$3,631,427	$3,161,123
Investment securities	295,811	351,021	605,088	693,974
Interest-bearing deposits and other	329,660	483,115	758,771	923,947
Total interest income	2,461,447	2,437,200	4,995,286	4,779,044
Interest Expense
Deposits	547,016	772,560	1,119,100	1,378,603
Federal Home Loan Bank advances	—	1	33	3,301
Total interest expense	547,016	772,561	1,119,133	1,381,904
Net Interest Income	1,914,431	1,664,639	3,876,153	3,397,140
Provision for Credit Losses	8,750	(45,000)	8,750	—
Net Interest Income After Provision for Credit Losses	1,905,681	1,709,639	3,867,403	3,397,140
Noninterest Income
Service fees on deposits	258,599	268,472	501,163	524,719
Debit card fees	102,550	103,906	196,055	208,629
Mortgage loan servicing fees, net	26,453	32,465	59,409	68,857
Gain on sale of loans	37,085	3,361	73,503	19,225
Other noninterest income	76,456	37,290	125,868	77,219
Total noninterest income	501,143	445,494	955,998	898,649
Noninterest Expense
Salaries and employee benefits	1,116,091	979,937	2,235,299	2,021,629
Occupancy and equipment	150,412	147,014	299,130	274,667
Data processing fees	145,610	142,988	296,268	277,841
FDIC insurance premiums	26,500	36,000	50,853	63,000
Advertising	50,623	41,090	93,833	64,007
Directors fees	24,099	23,150	48,199	49,150
Debit card expense	25,020	18,935	35,785	37,329
Professional fees	188,452	169,485	292,257	315,926
Telephone and internet	36,454	32,194	71,694	65,359
Other	175,144	195,191	362,606	386,964
Total noninterest expense	1,938,405	1,785,984	3,785,924	3,555,872
Income before income taxes	468,419	369,149	1,037,477	739,917
Provision for income taxes	118,871	102,893	286,384	203,358
Net Income	$349,548	$266,256	$751,093	$536,559

See Notes to Condensed Consolidated Financial Statements

Security Bank, s.b. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net income	$349,548	$266,256	$751,093	$536,559

Other comprehensive (loss) income:
Net unrealized gains (losses) on available-for-sale securities	53,310	300,899	1,137,670	(181,594)

Tax (expense) benefit	(15,194)	(85,757)	(324,237)	51,754
Other comprehensive income (loss)	38,116	215,142	813,433	(129,840)
Comprehensive income	$387,664	$481,398	$1,564,526	$406,719

See Notes to Condensed Consolidated Financial Statements

Security Bank, s.b. and Subsidiaries

Condensed Consolidated Statements of Equity

(Unaudited)

		Accumulated
		Other
	Retained	Comprehensive
	Earnings	Income (Loss)	Total
Balance at April 1, 2025	$19,073,870	$(3,945,524)	$15,128,346

Net income	349,548	—	349,548

Other comprehensive income	—	38,116	38,116
Balance at June 30, 2025	$19,423,418	$(3,907,408)	$15,516,010

Balance at January 1, 2025	$18,672,325	$(4,720,841)	$13,951,484

Net income	751,093	—	751,093

Other comprehensive income	—	813,433	813,433

Balance at June 30, 2025	$19,423,418	$(3,907,408)	$15,516,010

Balance at April 1, 2024	$18,259,645	$(4,881,240)	$13,378,405

Net income	266,256	—	266,256

Other comprehensive income	—	215,142	215,142

Balance at June 30, 2024	$18,525,901	$(4,666,098)	$13,859,803

Balance at January 1, 2024	$17,989,342	$(4,536,258)	$13,453,084

Net income	536,559	—	536,559

Other comprehensive loss	—	(129,840)	(129,840)

Balance at June 30, 2024	$18,525,901	$(4,666,098)	$13,859,803

See Notes to Condensed Consolidated Financial Statements

Security Bank, s.b. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
	2025	2024
Operating Activities
Net income	$751,093	$536,559
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	108,410	106,661
Amortization of premiums and discounts	143,625	148,928
Accretion of deferred loan origination fees, net	(31,084)	(2,524)
Amortization of mortgage servicing rights	26,181	17,269
Deferred income taxes	241,302	186,194
Provision for credit losses	8,750	—
Gain on sale of loans	(73,503)	(19,225)
Proceeds from sale of loans	3,725,288	1,088,147
Origination of loans held for sale	(3,679,383)	(1,077,000)
Increase in cash surrender value of life insurance	(34,803)	(32,941)
Changes in:
Accrued interest receivable	61,140	98,591
Other assets	(374,765)	(1,383)
Accrued expenses and other liabilities	(500,787)	(303,125)
Net cash provided by operating activities	371,464	746,151

Investing Activities
Proceeds from maturities of held-to-maturity securities	735,000	986,000
Proceeds from paydowns of mortgage-backed securities	1,242,819	1,019,630
Proceeds from calls and maturities of available-for-sale securities	910,000	—
Net change in loans	1,384,274	660,313
Purchase of premises and equipment	(82,918)	(80,490)
Net cash provided by investing activities	4,189,175	2,585,453

Financing Activities
Net (decrease) increase in deposit accounts	(3,892,684)	26,353,100
Repayment of FHLB advances	—	(10,500,000)
Proceeds from stock subscriptions in escrow	4,599,937	—
Net change in advances by borrowers for taxes and insurance	50,457	6,336
Net cash provided by financing activities	757,710	15,859,436
Increase in Cash and Cash Equivalents	5,318,349	19,191,040
Cash and Cash Equivalents, Beginning of Period	43,540,304	33,810,148
Cash and Cash Equivalents, End of Period	$48,858,653	$53,001,188

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest on deposits and borrowings	$1,139,088	$1,427,017
Income taxes	—	—
Supplemental Disclosure of Noncash Investing Activities
Transfers from loans to real estate acquired through foreclosure	$4,500	$220,329

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

The consolidated financial statements included herein as of June 30, 2025, and for the interim three-and six month periods ended June 30, 2025 and 2024 are unaudited. The unaudited interim financial statements and the notes thereto have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and in the opinion of management, contains all normal recurring adjustments necessary to present fairly the consolidated financial position, results of operations, changes in equity and cash flows as of and for the periods presented. Such adjustments are the only adjustments contained in the consolidated financial statements.

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

Investment Securities

Held-to-maturity securities consist of certificates of deposit that management has the intent and ability to hold to maturity. Held-to-maturity securities are carried at amortized cost. Investment securities classified and accounted for as available for sale may be sold prior to maturity for asset/liability management purposes or may be sold in response to changes in interest rates or changes in prepayment risk, and to increase regulatory capital or other similar factors. Available-for-sale securities are carried at fair value with any adjustments to fair value, after tax, reported in other comprehensive income (loss). The Bank had no securities held for trading purposes as of June 30, 2025 and December 31, 2024.

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

The Bank recognized no credit-related impairments on debt securities during the six months ended June 30, 2025 and the year ended December 31, 2024.

Loans Held for Sale

Loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value, as determined by aggregate outstanding commitments from investors or current investor yield requirements. Net unrealized losses are recognized through a valuation allowance by charges to income. The Bank had no loans held for sale at June 30, 2025 and December 31, 2024.

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

Held-to-maturity securities

Expected credit losses on held-to-maturity securities are measured on a collective basis by security type. Accrued interest receivable on held-to-maturity securities totaled approximately $0 and $3,000 at June 30, 2025 and December 31, 2024, respectively, and is included within accrued interest receivable on the balance sheet. This amount is excluded from the estimate of expected credit losses. The held-to-maturity securities portfolio consists solely of certificates of deposit in other financial institutions. The estimate of credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. Management concluded that no allowance for credit losses was required on held-to-maturity securities at June 30, 2025 and December 31, 2024.

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

If the present value of the cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income (loss), net of tax. The Bank elected to use zero loss estimates for securities issued by U.S. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major agencies and have a long history of no credit losses. Management concluded that no allowance for credit losses was required on available-for-sale securities at June 30, 2025 and December 31, 2024.

Security Bank, s.b. and Subsidiaries

Notes to Consolidated Financial Statements

Accrued interest receivable on available-for-sale securities totaled approximately $166,000 and $180,000 at June 30, 2025 and December 31, 2024, respectively, and is included within accrued interest receivable on the balance sheet. This amount is excluded from the estimate of expected credit losses.

Loans

The allowance for credit losses (ACL) is a valuation allowance that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. Management’s determination of the adequacy of the ACL is based on the assessment of the expected credit losses on loans over the expected life of the loan. The ACL is increased by provision expense and decreased by charge-offs, net of recoveries of amounts previously charged off and expected to be charged off. The Bank made the policy election to exclude accrued interest receivable on loans from the estimate of credit losses. Accrued interest receivable on loans totaled approximately $477,000 and $521,000 at June 30, 2025 and December 31, 2024, respectively, and is included within accrued interest receivable on the balance sheet. Management estimates the ACL balance using relevant available information from both internal and external sources, relating to past events, current conditions and reasonable and supportable forecasts. Historical credit loss experience of a defined peer group, by affiliate, paired with economic forecasts provide the basis for the quantitatively modeled estimates of expected credit losses. The Bank adjusts its quantitative model, as necessary, to reflect conditions not already considered by the quantitative model. These adjustments are commonly known as the qualitative factors.

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

Note 2 Securities

The amortized cost and fair values, together with gross unrealized gains and losses of securities, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-Maturity Securities:
June 30, 2025
Certificates of deposit	$245,000	$—	$(2,362)	$242,638

December 31, 2024
Certificates of deposit	$980,144	$—	$(11,737)	$968,407

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale Securities:
June 30, 2025
Municipal bonds, taxable	$7,640,576	$—	$(939,324)	$6,701,252
Municipal bonds, non-taxable	1,782,989	—	(96,657)	1,686,332
U.S. Government treasuries	7,997,214	—	(552,944)	7,444,270
U.S. Government agencies	1,137,958	—	(144,446)	993,512
Residential mortgage-backed securities	16,728,569	27,545	(2,219,533)	14,536,581
Collateralized mortgage obligations	14,431,309	—	(1,539,547)	12,891,762
	$49,718,615	$27,545	$(5,492,451)	$44,253,709

Security Bank, s.b. and Subsidiaries

Notes to Consolidated Financial Statements

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale Securities:
December 31, 2024
Municipal bonds, taxable	$8,021,120	$—	$(1,108,722)	$6,912,398
Municipal bonds, non-taxable	2,338,983	—	(118,010)	2,220,973
U.S. Government treasuries	7,996,739	—	(738,449)	7,258,290
U.S. Government agencies	1,157,342	—	(175,751)	981,591
Residential mortgage-backed securities	17,444,497	—	(2,564,667)	14,879,830
Collateralized mortgage obligations	15,056,234	—	(1,896,977)	13,159,257
	$52,014,915	$—	$(6,602,576)	$45,412,339

The amortized cost and fair value of securities at June 30, 2025, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties:

	Amortized	Fair
	Cost	Value
June 30, 2025
Available-for-sale
Within one year	$485,000	$484,302
One to five years	12,008,464	11,161,201
Five to ten years	5,565,273	4,776,928
After ten years	500,000	402,935
	18,558,737	16,825,366
Mortgage-backed securities	31,159,878	27,428,343
Totals	$49,718,615	$44,253,709

	Amortized	Fair
	Cost	Value
June 30, 2025
Held-to-maturity
Within one year	$245,000	$242,638

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was approximately $12.5 million and $13.1 million at June 30, 2025 and December 31, 2024, respectively.

The Company had no sales of investment securities during the six months ended June 30, 2025 and 2024.

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

Security Bank, s.b. and Subsidiaries

Notes to Consolidated Financial Statements

The following table shows the number of securities and aggregate depreciation from the Bank’s amortized cost basis at June 30, 2025 and December 31, 2024.

	June 30, 2025		December 31, 2024
	Number of	Aggregate	Number of	Aggregate
Description of Securities	securities	depreciation	securities	depreciation
Available-for-sale Securities:
Municipal bonds, taxable	15	(12.3)%	16	(13.8)%
Municipal bonds, non-taxable	5	(5.4)%	7	(5.0)%
U.S. Government treasuries	2	(6.9)%	2	(9.2)%
U.S. Government agencies	4	(12.7)%	4	(15.2)%
Residential mortgage-backed securities	59	(16.5)%	61	(14.7)%
Collateralized mortgage obligations	14	(10.7)%	14	(12.6)%
Total	99	(11.8)%	104	(12.5)%

Should of any of these securities experience credit related impairment, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the credit-related impairment is identified.

The following tables show the Bank’s investments’ gross unrealized losses and fair value of the Bank’s investments with unrealized losses, aggregated by investment class and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2025 and December 31, 2024:

	June 30, 2025
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale Securities:
Municipal bonds, taxable	$—	$—	$6,701,252	$(939,324)	$6,701,252	$(939,324)
Municipal bonds, non-taxable	—	—	1,686,332	(96,657)	1,686,332	(96,657)
U.S. Government treasuries	—	—	7,444,270	(552,944)	7,444,270	(552,944)
U.S. Government agencies	—	—	993,512	(144,446)	993,512	(144,446)
Residential mortgage-backed securities	—	—	11,198,670	(2,219,533)	11,198,670	(2,219,533)
Collateralized mortgage obligations	—	—	12,891,763	(1,539,547)	12,891,763	(1,539,547)
	$—	$—	$40,915,799	$(5,492,451)	$40,915,799	$(5,492,451)

	December 31, 2024
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale Securities:
Municipal bonds, taxable	$—	$—	$6,912,398	$(1,108,722)	$6,912,398	$(1,108,722)
Municipal bonds, non-taxable	—	—	2,220,973	(118,010)	2,220,973	(118,010)
U.S. Government treasuries	—	—	7,258,290	(738,449)	7,258,290	(738,449)
U.S. Government agencies	—	—	981,591	(175,751)	981,591	(175,751)
Residential mortgage-backed securities	1,528,223	(38,095)	13,351,607	(2,526,572)	14,879,830	(2,564,667)
Collateralized mortgage obligations	—	—	13,159,257	(1,896,977)	13,159,257	(1,896,977)
	$1,528,223	$(38,095)	$43,884,116	$(6,564,481)	$45,412,339	$(6,602,576)

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

Note 3: Loans and Allowance for Credit Losses

Categories of loans include:

	June 30,	December 31,
	2025	2024
Real Estate Loans:
1-4 Family, including construction	$32,646,935	$32,972,685
Multifamily	4,555,916	4,833,934
Commercial	52,668,702	53,885,284
Construction and development	3,815,288	2,961,682
Farmland	4,050,803	3,843,489
Other Loans:
Consumer	5,110,535	5,812,120
Commercial and industrial	10,165,370	10,043,504
Total loans	113,013,549	114,352,698
Allowance for credit losses	(1,149,087)	(1,162,211)
Deferred loan fees, net	(220,133)	(200,384)
Unearned dealer interest	47,112	58,028
Net loans	$111,691,441	$113,048,131

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of these loans were approximately $68,998,000 and $69,596,000 at June 30, 2025 and December 31, 2024, respectively.

The Bank provides residential, commercial and consumer loans primarily to residents and businesses located in central Illinois. Such loans originated in other geographical areas amounted to approximately $18,784,000 and $17,973,000, or approximately 16.6% and 15.7% of the gross loan balances at June 30, 2025 and December 31, 2024, respectively. A substantial portion of the Bank’s borrowers ability to honor their contracts is dependent on economic conditions and the specific economy in the respective geographic areas.

Risk characteristics of each loan portfolio segment are described as follows:

Security Bank, s.b. and Subsidiaries

Notes to Consolidated Financial Statements

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

Commercial and Industrial

The commercial and industrial portfolio includes loans to commercial customers for use in financing working capital needs, equipment purchases and expansions. The Bank’s commercial business loan portfolio is comprised of loans for a variety of purposes and generally is secured by equipment, machinery and other business assets. Repayment is directly dependent on the successful operation of the borrower’s business and the borrower’s ability to convert the assets to operating revenue and possess greater risk than most other types of loans should the repayment capacity of the borrower not be adequate.

Security Bank, s.b. and Subsidiaries

Notes to Consolidated Financial Statements

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

The following tables present the activity in and balances of the allowance for credit losses by portfolio segment as of June 30, 2025 and 2024 and for the three and six months ended June 30, 2025 and 2024 and as of and for the year ended December 31, 2024:

		Provision for
Three Months Ended	April 1,	(recovery of)			June 30,
June 30, 2025	2025	credit losses	Charge-offs	Recoveries	2025
Real Estate Loans:
1-4 Family, including construction	$453,896	$(10,499)	$(69)	$—	$443,328
Multifamily	8,610	(255)	—	—	8,355
Commercial	433,234	(36,139)	(3,269)	23,863	417,689
Construction and development	37,663	53,526	—	—	91,189
Farmland	5,636	1,340	—	—	6,976
Other Loans:
Consumer	79,187	(5,374)	(195)	1,132	74,750
Commercial and industrial	107,634	(2,599)	—	1,765	106,800
Total allowance for credit losses on loans	1,125,860	—	(3,533)	26,760	1,149,087
Allowance for credit losses on unfunded comitments	23,950	8,750	—	—	32,700
Total allowance for credit losses	$1,149,810	$8,750	$(3,533)	$26,760	$1,181,787

		Provision for
Three Months Ended	April 1,	(recovery of)			June 30,
June 30, 2024	2024	credit losses	Charge-offs	Recoveries	2024
Real Estate Loans:
1-4 Family, including construction	$537,662	$(22,345)	$(12,155)	$4,324	$507,486
Multifamily	12,306	(450)	—	—	11,856
Commercial	1,277,735	(41,947)	(754,110)	—	481,678
Construction and development	55,945	4,876	—	—	60,821
Farmland	7,641	(760)	—	—	6,881
Other Loans:
Consumer	110,181	6,490	—	300	116,971
Commercial and industrial	207,498	2,136	(39,005)	896	171,525
Total allowance for credit losses on loans	2,208,968	(52,000)	(805,270)	5,520	1,357,218
Allowance for credit losses on unfunded comitments	15,000	7,000	—	—	22,000
Total allowance for credit losses	$2,223,968	$(45,000)	$(805,270)	$5,520	$1,379,218

Security Bank, s.b. and Subsidiaries

Notes to Consolidated Financial Statements

		Provision for
Six Months Ended	January 1,	(recovery of)			June 30,
June 30, 2025	2025	credit losses	Charge-offs	Recoveries	2025
Real Estate Loans:
1-4 Family, including construction	$471,164	$(14,962)	$(12,874)	$—	$443,328
Multifamily	10,150	(1,795)	—	—	8,355
Commercial	452,406	(51,957)	(6,623)	23,863	417,689
Construction and development	24,529	66,660	—	—	91,189
Farmland	6,838	138	—	—	6,976
Other Loans:
Consumer	90,013	12,235	(28,630)	1,132	74,750
Commercial and industrial	107,111	(11,319)	—	11,008	106,800
Total allowance for credit losses on loans	1,162,211	(1,000)	(48,127)	36,003	1,149,087
Allowance for credit losses on unfunded comitments	22,950	9,750	—	—	32,700
Total allowance for credit losses	$1,185,161	$8,750	$(48,127)	$36,003	$1,181,787

		Provision for
Six Months Ended	January 1,	(recovery of)			June 30,
June 30, 2024	2024	credit losses	Charge-offs	Recoveries	2024
Real Estate Loans:
1-4 Family, including construction	$523,626	$(11,716)	$(12,155)	$7,731	$507,486
Multifamily	12,081	(225)	—	—	11,856
Commercial	1,245,891	(10,103)	(754,110)	—	481,678
Construction and development	48,539	12,282	—	—	60,821
Farmland	7,525	(644)	—	—	6,881
Other Loans:
Consumer	114,952	(159)	(157)	2,335	116,971
Commercial and industrial	205,569	4,065	(39,005)	896	171,525
Total allowance for credit losses on loans	2,158,183	(6,500)	(805,427)	10,962	1,357,218
Allowance for credit losses on unfunded comitments	15,500	6,500	—	—	22,000
Total allowance for credit losses	$2,173,683	$—	$(805,427)	$10,962	$1,379,218

		Provision for
	January 1,	(recovery of)			December 31,
December 31, 2024	2024	credit losses	Charge-offs	Recoveries	2024
Real Estate Loans:
1-4 Family, including construction	$523,626	$(47,968)	$(12,225)	$7,731	$471,164
Multifamily	12,081	(1,931)	—	—	10,150
Commercial	1,245,891	(32,747)	(760,738)	—	452,406
Construction and development	48,539	(24,010)	—	—	24,529
Farmland	7,525	(687)	—	—	6,838
Other Loans:		—
Consumer	114,952	(17,153)	(10,121)	2,335	90,013
Commercial and industrial	205,569	156,180	(258,693)	4,055	107,111
Total allowance for credit losses on loans	2,158,183	31,684	(1,041,777)	14,121	1,162,211
Allowance for credit losses on unfunded comitments	15,500	7,450	—	—	22,950
Total allowance for credit losses	$2,173,683	$39,134	$(1,041,777)	$14,121	$1,185,161

Security Bank, s.b. and Subsidiaries

Notes to Consolidated Financial Statements

Information regarding the credit quality indicators most closely monitored, for other than residential real estate loans, by class as of June 30, 2025 and December 31, 2024, is as follows:

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

Security Bank, s.b. and Subsidiaries

Notes to Consolidated Financial Statements

Information regarding the credit quality indicators most closely monitored for other than residential real estate and consumer loans by class as of June 30, 2025 and December 31, 2024, is as follows:

	Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Total
June 30, 2025
Real Estate Loans:
Multifamily:
Risk Rating
Satisfactory	$—	$—	$—	$1,512,961	$2,727,923	$315,032	$4,555,916
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Total Multifamily Loans	$—	$—	$—	$1,512,961	$2,727,923	$315,032	$4,555,916
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—
Commercial
Risk Rating
Satisfactory	$418,126	$16,143,540	$16,543,165	$4,736,067	$1,958,979	$7,718,998	$47,518,875
Special Mention	—	177,746	191,306	1,083,186	606,621	649,854	2,708,713
Substandard	—	—	—	—	—	2,441,114	2,441,114
Doubtful	—	—	—	—	—	—	—
Total Commercial Loans	$418,126	$16,321,286	$16,734,471	$5,819,253	$2,565,600	$10,809,966	$52,668,702
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—
Construction and development
Risk Rating
Satisfactory	$1,924,707	$239,765	$1,302,322	$—	$—	$319,837	$3,786,631
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	28,657	28,657
Doubtful	—	—	—	—	—	—	—
Total Construction and Development Loans	$1,924,707	$239,765	$1,302,322	$—	$—	$348,494	$3,815,288
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—
Farmland
Risk Rating
Satisfactory	$930,000	$125,620	$495,000	$—	$1,035,064	$1,215,916	$3,801,600
Special Mention	—	—	25,264	—	—	223,939	249,203
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Total Farmland Loans	$930,000	$125,620	$520,264	$—	$1,035,064	$1,439,855	$4,050,803
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—
Other Loans:
Commercial and industrial
Risk Rating
Satisfactory	$271,836	$2,704,852	$482,501	$3,363,773	$223,850	$2,114,924	$9,161,736
Special Mention	—	—	294,581	14,953	49,074	552,677	911,285
Substandard	—	—	—	—	29,016	63,333	92,349
Doubtful	—	—	—	—	—	—	—
Total Commercial and Industrial Loans	$271,836	$2,704,852	$777,082	$3,378,726	$301,940	$2,730,934	$10,165,370
Current period gross charge-offs	$—	$—	$—	$—	$—	$6,623	$6,623

Security Bank, s.b. and Subsidiaries

Notes to Consolidated Financial Statements

	Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Total
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
June 30, 2025
Real Estate Loans:
1-4 Family, including construction
Risk Rating
Performing	$2,044,569	$3,335,848	$3,856,153	$3,534,618	$7,037,158	$12,418,398	$32,226,744
Nonperforming	—	—	—	—	35,019	385,172	420,191
Total 1-4 Family Loans	$2,044,569	$3,335,848	$3,856,153	$3,534,618	$7,072,177	$12,803,570	$32,646,935
Current period gross charge-offs	$—	$—	$—	$—	$—	$12,874	$12,874
Other Loans:
Consumer
Risk Rating
Performing	$466,047	$735,960	$1,375,732	$414,549	$53,359	$2,026,794	$5,072,441
Nonperforming	—	—	—	—	—	38,094	38,094
Total Consumer Loans	$466,047	$735,960	$1,375,732	$414,549	$53,359	$2,064,888	$5,110,535
Current period gross charge-offs	$—	$—	$—	$—	$—	$28,630	$28,630

	Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Total
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

Security Bank, s.b. and Subsidiaries

Notes to Consolidated Financial Statements

The following tables present the Bank’s loan portfolio aging analysis of the recorded investment in loans as of June 30, 2025 and December 31, 2024:

	June 30, 2025
			Greater Than				Total Loans >
	30-59 Days	60-89 Days	90 Days	Total		Total Loans	90 Days &
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	Accruing
Real Estate Loans
1-4 Family, including construction	$18,295	$122,399	$683,573	$824,267	$31,822,668	$32,646,935	$23,488
Multifamily	—	—	—	—	4,555,916	4,555,916	—
Commercial	—	—	—	—	52,668,702	52,668,702	—
Construction and development	—	—	—	—	3,815,288	3,815,288	—
Farmland	—	223,939	—	223,939	3,826,864	4,050,803	—
Other Loans:
Consumer	44,880	—	38,094	82,974	5,027,561	5,110,535	—
Commercial and industrial	84,244	—	92,348	176,592	9,988,778	10,165,370	—
Total	$147,419	$346,338	$814,015	$1,307,772	$111,705,777	$113,013,549	$23,488

	December 31, 2024
			Greater Than				Total Loans >
	30-59 Days	60-89 Days	90 Days	Total		Total Loans	90 Days &
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	Accruing
Real Estate Loans
1-4 Family, including construction	$350,758	$101,642	$590,194	$1,042,594	$31,930,091	$32,972,685	$—
Multifamily	—	—	—	—	4,833,934	4,833,934	—
Commercial	—	—	129,732	129,732	53,755,552	53,885,284	—
Construction and development	—	—	—	—	2,961,682	2,961,682	—
Farmland	—	—	—	—	3,843,489	3,843,489	—
Other Loans:
Consumer	94,771	9,703	28,435	132,909	5,679,211	5,812,120	—
Commercial and industrial	101,905	—	187,769	289,674	9,753,830	10,043,504	—
Total	$547,434	$111,345	$936,130	$1,594,909	$112,757,789	$114,352,698	$—

The following tables present collateral-dependent loans by classes of loan type:

	June 30, 2025
	Type of Collateral
		Business		Allowance
	Real	Assets and		for Credit
	Estate	Other	Total	Losses
Real Estate Loans
1-4 Family, including construction	$895,468	$—	$895,468	$99,370
Multifamily	—	—	—	—
Commercial	2,441,114	—	2,441,114	1,397
Construction and development	28,657	—	28,657	—
Farmland	—	—	—	—
Other Loans:
Consumer	—	38,094	38,094	13,234
Commercial and industrial	—	92,349	92,349	32,664
Total	$3,365,239	$130,443	$3,495,682	$146,665

Security Bank, s.b. and Subsidiaries

Notes to Consolidated Financial Statements

	December 31, 2024
	Type of Collateral
		Business		Allowance
	Real	Assets and		for Credit
	Estate	Other	Total	Losses
Real Estate Loans
1-4 Family, including construction	$989,673	$—	$989,673	$99,370
Multifamily	—	—	—	—
Commercial	2,584,135	—	2,584,135	1,397
Construction and development	28,657	—	28,657	—
Farmland	—	—	—	—
Other Loans:
Consumer	—	67,568	67,568	13,234
Commercial and industrial	—	220,433	220,433	32,664
Total	$3,602,465	$288,001	$3,890,466	$146,665

Non-performing loans as of June 30, 2025 and December 31, 2024, are as follows:

	June 30, 2025
	Nonaccrual	Nonaccrual	Total	Loans >	Total Non-	Interest
	Loans	Loans	Nonaccrual	90 Days &	Performing	Income
	Without ACL	With ACL	Loans	Accruing	Loans	Recognized
Real Estate Loans
1-4 Family, including construction	$385,172	$274,913	$660,085	$23,488	$683,573	$3,224
Multifamily	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Construction and development	—	—	—	—	—	—
Farmland	—	—	—	—	—	—
Other Loans:
Consumer	—	38,094	38,094	—	38,094	1,173
Commercial and industrial	63,333	29,016	92,349	—	92,349	640
Total nonaccrual	$448,505	$342,023	$790,528	$23,488	$814,016	$5,037

	December 31, 2024
	Nonaccrual	Nonaccrual	Total	Loans >	Total Non-	Interest
	Loans	Loans	Nonaccrual	90 Days &	Performing	Income
	Without ACL	With ACL	Loans	Accruing	Loans	Recognized
Real Estate Loans
1-4 Family, including construction	$538,820	$275,360	$814,180	$—	$814,180	$18,416
Multifamily	—	—	—	—	—	—
Commercial	129,732	—	129,732	—	129,732	—
Construction and development	—	—	—	—	—	—
Farmland	—	—	—	—	—	—
Other Loans:
Consumer	28,435	39,133	67,568	—	67,568	4,776
Commercial and industrial	187,769	32,664	220,433	—	220,433	3,526
Total nonaccrual	$884,756	$347,157	$1,231,913	$—	$1,231,913	$26,718

There were no significant loans modified for borrowers experiencing financial difficulty during the six months ended June 30, 2025 and the year ended December 31, 2024.

Security Bank, s.b. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4: Borrowings

The Bank had no borrowings outstanding as of June 30, 2025 and December 31, 2024.

Based on a pledge of collateral consisting of all shares of FHLB stock owned, approximately $22,116,000 of the Bank’s qualifying mortgage loans and investment securities with a fair value of approximately $12,479,000 as of June 30, 2025, the Bank was eligible to borrow up to approximately $34,091,000 as of June 30, 2025.

Based on a pledge of collateral consisting of all shares of FHLB stock owned, approximately $22,342,000 of the Bank’s qualifying mortgage loans and investment securities with a fair value of approximately $12,692,000 as of December 31, 2024, the Bank was eligible to borrow up to approximately $34,701,000 as of December 31, 2024.

The Bank has an unsecured federal funds purchase line of credit through the Bankers’ Bank with a maturity date of June 30, 2025. The maximum amount of the established unsecured line is $3,000,000 at June 30, 2025 and December 31, 2024. The line is subject to annual reviews and terms may be altered in the event of significant change in the financial condition of the Bank. Interest rates are variable. There were no funds advanced on this line as of June 30, 2025 and December 31, 2024.

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

Quantitative measures established by regulatory reporting standards to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined) to risk-weighted assets (as defined), common equity Tier I capital (as defined) to total risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of June 30, 2025, that the Bank met all capital adequacy requirements to which it is subject.

As of June 30, 2025, the most recent notification from the regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based capital, Tier I risk-based capital, common equity Tier I risk-based capital and Tier I leverage ratios as set forth in the table.

There are no conditions or events since that notification that management believes have changed the Bank’s category.

Security Bank, s.b. and Subsidiaries

Notes to Consolidated Financial Statements

The Bank’s actual and required capital amounts and ratios are as follows:

			Minimum Capital		Minimum to be Well
	Actual		Requirement		Capitalized
June 30, 2025	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Common equity Tier 1 capital to risk-weighted assets	$18,642	16.35%	$5,130	4.50%	$7,410	6.50%

Tier 1 capital to risk-weighted assets	18,642	16.35%	6,840	6.00%	9,119	8.00%

Total capital to risk-weighted assets	19,822	17.39%	9,119	8.00%	11,399	10.00%

Tier 1 leverage to adjusted average assets	18,642	9.15%	8,146	4.00%	10,183	5.00%

			Minimum Capital		Minimum to be Well
	Actual		Requirement		Capitalized
December 31, 2024	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Common equity Tier 1 capital to risk-weighted assets	$18,104	15.73%	$5,178	4.50%	$7,479	6.50%

Tier 1 capital to risk-weighted assets	18,104	15.73%	6,904	6.00%	9,205	8.00%

Total capital to risk-weighted assets	19,386	16.85%	9,205	8.00%	11,506	10.00%

Tier 1 leverage to adjusted average assets	18,104	8.07%	8,969	4.00%	11,211	5.00%

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

Security Bank, s.b. and Subsidiaries

Notes to Consolidated Financial Statements

Recurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2025 and December 31, 2024.

	Fair	Fair Value Measurements Using
	Value	Level 1	Level 2	Level 3
June 30, 2025
Municipal bonds, taxable	$6,701,252	$—	$6,701,252	$—
Municipal bonds, non-taxable	1,686,332	—	1,686,332	—
U.S. Government treasuries	7,444,270	7,444,270	—	—
U.S. Government agencies	993,512	—	993,512	—
Residential mortgage-backed securities	14,536,581	—	14,536,581	—
Collateralized mortgage obligations	12,891,762	—	12,891,762	—

	Fair	Fair Value Measurements Using
	Value	Level 1	Level 2	Level 3
December 31, 2024
Municipal bonds, taxable	$6,912,398	$—	$6,912,398	$—
Municipal bonds, non-taxable	2,220,973	—	2,220,973	—
U.S. Government treasuries	7,258,290	7,258,290	—	—
U.S. Government agencies	981,591	—	981,591	—
Residential mortgage-backed securities	14,879,830	—	14,879,830	—
Collateralized mortgage obligations	13,159,257	—	13,159,257	—

Following is a description of the valuation methodologies used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There are no liabilities measured at fair value on a recurring basis. There have been no significant changes in the valuation techniques during the six months ended June 30, 2025 and the year ended December 31, 2024.

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

Security Bank, s.b. and Subsidiaries

Notes to Consolidated Financial Statements

Nonrecurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2025 and December 31, 2024:

	Fair	Fair Value Measurements Using
	Value	Level 1	Level 2	Level 3
June 30, 2025
Collateral dependent loans	$1,404,709	$—	$—	$1,404,709
December 31, 2024
Collateral dependent loans	$1,413,047	$—	$—	$1,413,047

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

The following table provides quantitative information about unobservable inputs used in nonrecurring Level 3 fair value measurements at June 30, 2025 and December 31, 2024:

				Range
	Fair	Valuation	Unbservable	(Weighted-
	Value	Technique	Inputs	Average)
June 30, 2025			Marketability
Collateral dependent loans	$1,404,709	Appraisal	discount	10%
December 31, 2024			Marketability
Collateral dependent loans	$1,413,047	Appraisal	discount	10%

Security Bank, s.b. and Subsidiaries

Notes to Consolidated Financial Statements

The estimated fair values of the Bank’s financial instruments not carried at fair value on the consolidated balance sheets are as follows:

	Carrying	Fair	Fair Value Measurements Using
	Value	Value	Level 1	Level 2	Level 3
June 30, 2025
Financial assets:
Cash and cash equivalents	$48,858,653	$48,858,653	$48,858,653	$—	$—
Held-to-maturity securities	245,000	242,638	—	242,638	—
Loans, net	111,691,441	108,012,000	—	—	108,012,000
FHLB Stock	697,500	697,500	—	697,500	—
Mortgage servicing rights, net	327,178	700,000	—	—	700,000
Bank owned life insurance	2,272,018	2,272,018	—	2,272,018	—
Accrued interest receivable	649,059	649,059	649,059	—	—

Financial liabilities:
Deposits	195,479,340	195,352,858	153,288,858	42,064,000	—
Advances by borrowers for
taxes and insurance	406,881	406,881	—	406,881	—
Accrued interest payable	44,486	44,486	44,486	—	—

	Carrying	Fair	Fair Value Measurements Using
	Value	Value	Level 1	Level 2	Level 3
December 31, 2024
Financial assets:
Cash and cash equivalents	$43,540,304	$43,540,304	$43,540,304	$—	$—
Held-to-maturity securities	980,144	968,407	—	968,407	—
Loans, net	113,048,131	108,902,000	—	—	108,902,000
FHLB Stock	697,500	697,500	—	697,500	—
Mortgage servicing rights, net	325,761	713,494	—	—	713,494
Bank owned life insurance	2,237,215	2,237,215	—	2,237,215	—
Accrued interest receivable	710,199	710,199	710,199	—	—

Financial liabilities:
Deposits	199,372,024	199,177,656	152,823,856	46,353,800	—
Advances by borrowers for
taxes and insurance	356,424	356,424	—	356,424	—
Accrued interest payable	64,441	64,441	64,441	—	—

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

Security Bank, s.b. and Subsidiaries

Notes to Consolidated Financial Statements

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

Security Midwest Bancorp, Inc. is organized as a corporation under the laws of the State of Maryland and will own all of the outstanding common stock of the Bank upon completion of the conversion. The costs of issuing the common stock will be deferred and deducted from the sales proceeds of the offering. If the conversion is unsuccessful, all deferred costs will be charged to operations. The Bank had incurred deferred conversion costs totaling approximately $316,000 as of December 31, 2024 and $707,000 as of June 30, 2025.

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

On July 31, 2025, the Bank completed the conversion to stock form and is now the wholly owned subsidiary of Security Midwest Bancorp, Inc. Security Midwest Bancorp, Inc. sold 889,781 shares of common stock, which includes 62,285 shares sold to the Bank’s Employee Stock Ownership Plan, for gross offering proceeds (before deducting offering expenses) of approximately $8.9 million based on the offering price of $10.00 per share. The common stock of Security Midwest Bancorp, Inc. began quoting on the OTCQB Market on August 1, 2025 under the symbol "SBMW".

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion and analysis reflects our financial information and other relevant statistical data, and is intended to enhance your understanding of our financial condition and results of operations. The information in this section has been derived from the audited consolidated financial statements, which appear beginning on page F-1 of this prospectus. You should read the information in this section in conjunction with the business and financial information regarding Security Bank provided in the prospectus dated May 14, 2025.

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

Comparison of Financial Condition at June 30, 2025 and December 31, 2024

Total assets. Total assets were $216.4 million at June 30, 2025, an increase of $1.8 million, or 0.9%, from December 31, 2024. The increase was primarily comprised of an increase in cash and cash equivalents of $5.3 million, which was partially offset by a decrease in aggregate investment securities (available for sale and held to maturity) of $1.9 million and a decrease in loans, net of $1.4 million.

Cash and cash equivalents. Cash and cash equivalents increased by $5.3 million, or 12.2%, to $48.9 million at June 30, 2025 from December 31, 2024. The increase was due primarily to net proceeds received from maturities of investment securities, loan repayments and proceeds from stock subscription orders.

Investment securities. Investment securities, comprised of both available for sale and held to maturity securities, decreased $1.9 million, or 4.1%, to $44.5 million at June 30, 2025 from $46.4 million at December 31, 2024. The decrease was due primarily to maturities and repayments of investments totaling $2.9 million, partially offset by the effect of a $1.1 million decrease in the gross unrealized loss on securities available for sale during the six months ended June 30, 2025, to a total unrealized loss of $5.5 million at June 30, 2025 compared to $6.6 million at December 31, 2024. At June 30, 2025 and December 31, 2024, investment securities held to maturity consisted solely of certificates of deposit totaling $245,000 and $980,000, respectively. We have used the proceeds from repayments and maturities of securities primarily to maintain liquidity.

Gross loans. Gross loans decreased by $1.3 million, or 1.2%, to $113.0 million at June 30, 2025 compared to December 31, 2024. During the six months ended June 30, 2025, loan originations totaled $17.5 million, an increase of $7.6 million, or 76.8%, compared to the loan origination volume of $9.9 million for the six months ended June 30, 2024. Such amounts included loans originated for sale totaling $3.7 million for the six months ended June 30, 2025, compared to $1.1 million for the six months ended June 30, 2024. We did not have any loans held for sale at June 30, 2025 and December 31, 2024.

During the six months ended June 30, 2025, the decrease in our loan portfolio was primarily comprised of decreases in: residential one- to four-family residential real estate loans of $326,000, or 1.0% to $32.6 million at June 30, 2025; commercial real estate loans of $1.2 million, or 2.3% to $52.7 million at June 30, 2025; and consumer loans of $702,000, or 12.1% to $5.1 million at June 30, 2025, which were partially offset by an increase in construction and development loans of $854,000, or 28.8% to $3.8 million at June 30, 2025.

Our strategy is to grow our loan portfolio, with a focus on owner-occupied one- to four-family residential real estate loans and commercial loans (both commercial real estate and commercial and industrial).

Deposits. Deposits decreased by $3.9 million, or 2.0%, to $195.5 million at June 30, 2025 from $199.4 million at December 31, 2024. The decrease was primarily due to a decrease in certificates of deposit of $4.4 million, or 9.4%, to $42.2 million at June 30, 2025 from December 31, 2024, which was partially offset by an increase in demand deposits of $785,000, or 0.6%, to $127.6 million at June 30, 2025. The overall increase in core deposits (consisting of demand, both retail and commercial, and savings deposits), was $465,000, or 0.3%, to $153.3 million at June 30, 2025 compared to December 31, 2024.

At each of June 30, 2025 and December 31, 2024, we had a concentration of deposits from cannabis-related business (CRB) customers, comprised primarily of commercial demand accounts. These deposits totaled $59.6 million and $58.6 million at these respective dates.

During the six months ended June 30, 2025, we continued our strategy of pursuing growth in demand accounts and other lower cost core deposits, in part by enhancing the products and services we offer, including mobile banking capabilities, expanding our offering of CRB services into other states, and streamlining commercial banking services through enhanced cash management and treasury management services. We intend to continue our efforts to increase our core deposit base, with an emphasis on growth in consumer and business demand deposits.

Stock subscription proceeds in escrow. Stock subscriptions received totaled $4.6 million at June 30, 2025, as the Company was in the process of soliciting orders for sales of common stock at that date. The sale of common stock was initiated pursuant to the prospectus dated May 14, 2025. Upon successful completion of the common stock sales and issuance of the common stock, total proceeds from the sale, net of offering costs, will be recorded as a component of stockholders’ equity.

Borrowings. We had no outstanding advances from the Federal Home Loan Bank at either June 30, 2025 or December 31, 2024.

Equity. Equity increased $1.6 million, or 11.2%, to $15.5 million at June 30, 2025, compared to $13.9 million at December 31, 2024. The increase was due to net income of $751,000 during the six months ended June 30, 2025 combined with an $813,000 decrease in accumulated other comprehensive loss.

Comparison of Operating Results for the three months ended June 30, 2025 and 2024

General. Net income for the three months ended June 30, 2025 was $350,000, an increase of $83,000, or 31.3%, compared to the three months ended June 30, 2024. The increase in net income was primarily due to a $250,000 increase in net interest income and a $56,000 increase in noninterest income, which were partially offset by a $54,000 increase in the provision for credit losses, a $152,000 increase in noninterest expense and a $16,000 increase in income taxes.

Interest income. Interest income increased $24,000, or 1.0%, to $2.5 million for the three months ended June 30, 2025 from $2.4 million for the three months ended June 30, 2024. This increase was attributable to a $233,000, or 14.5%, increase in interest on loans, which was partially offset by a $55,000, or 15.7%, decrease in interest on investment securities and a $154,000, or 31.9%, decrease in interest on interest-bearing deposits and other assets. The increase in interest income on loans was primarily due to the increase in the yield earned on the loan portfolio.

The average yield on loans increased by 61 basis points to 6.54% for the three months ended June 30, 2025 from 5.93% for the three months ended June 30, 2024, while the average balance of loans increased by $4.2 million, or 3.9%, to $112.3 million during the three months ended June 30, 2025 compared to the average balance of $108.1 million for the three months ended June 30, 2024. The increase in the average yield was due to the increase in market interest rates period-to-period.

The average balance of investment securities decreased $5.0 million, or 9.1%, to $50.6 million for the three months ended June 30, 2025 from the three months ended June 30, 2024, while the average yield on investment securities decreased by 18 basis points to 2.34% for the three months ended June 30, 2025 from 2.52% for the three months ended June 30, 2024.

The average balance of interest-bearing deposits and other assets, comprised primarily of certificates of deposit in other financial institutions, overnight deposits and stock in the Federal Home Loan Bank, decreased $6.9 million, or 19.5%, to $28.6 million for the three months ended June 30, 2025, while the average yield decreased 84 basis points, to 4.61% for the three months ended June 30, 2025 from 5.45% for the three months ended June 30, 2024.

Interest Expense. Total interest expense decreased $225,000, or 29.1%, to $547,000 for the three months ended June 30, 2025, compared to $772,000 for the three months ended June 30, 2024. The decrease was wholly comprised of a decrease in interest expense on deposits. The decrease in interest expense on deposits was primarily due to a decrease of 52 basis points in the average cost of deposits to 1.77% for the three months ended June 30, 2025 from 2.29% for the three months ended June 30, 2024 and a decrease of $11.8 million, or 8.8%, in the average balance of deposits, to $123.3 million for the three months ended June 30, 2025 from $135.1 million for the three months ended June 30, 2024.

Net Interest Income. Net interest income increased $249,000, or 15.0%, to $1.9 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The interest rate spread increased to 3.37% for the three months ended June 30, 2025 from 2.61% for the three months ended June 30, 2024. The net interest margin increased to 4.00% for the three months ended June 30, 2025 from 3.34% for the three months ended June 30, 2024, as net interest-earning assets increased during the quarter compared to the same period in 2024.

	For the Three Months Ended June 30,
	2025			2024
	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate
Interest-earning assets:	(Dollars in thousands)
Loans	$112,327	$1,836	6.54%	$108,100	$1,603	5.93%
Investment securities	50,635	296	2.34%	55,677	351	2.52%
Interest-bearing deposits and other	28,550	329	4.61%	35,482	483	5.45%
Total interest-earning assets	191,512	2,461	5.14%	199,259	2,437	4.89%
Non-interest-earning assets	8,410			7,300
Allowance for credit losses	(1,140)			(1,615)
Total assets	$198,782			$204,944

Interest-bearing liabilities:
Interest-bearing demand	$54,930	125	0.91%	$62,058	215	1.39%
Savings accounts	25,849	19	0.29%	26,881	17	0.25%
Certificates of deposit	42,515	403	3.79%	46,181	540	4.68%
Total deposits	123,294	547	1.77%	135,120	772	2.29%
Borrowings	—	—	0.00%	—	—	0.00%
Total interest-bearing liabilities	123,294	547	1.77%	135,120	772	2.29%
Non-interest-bearing deposits	59,026			55,332
Non-interest-bearing liabilities	1,095			1,478
Total liabilities	183,415			191,930
Equity	15,367			13,014
Total liabilities and equity	$198,782			$204,944

Net interest income		$1,914			$1,665
Net interest rate spread			3.37%			2.61%
Net interest-earning assets	$68,218			$64,139
Net interest margin			4.00%			3.34%
Average interest-earning assets to interest-bearing liabilities	155.33%			147.47%

	Three Months Ended June 30,
	2025 vs. 2024
			Total
	Increase (decrease) due to		Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$65	$168	$233
Investment securities	(30)	(25)	(55)
Other interest-earning assets	(86)	(68)	(154)
Total interest-earning assets	(51)	75	24

Interest-bearing liabilities:
Interest-bearing demand	(23)	(67)	(90)
Savings accounts	(1)	3	2
Certificates of deposit	(41)	(96)	(137)
Total deposits	(65)	(160)	(225)
Borrowings	—	—	—
Total interest-bearing liabilities	(65)	(160)	(225)
Change in net interest income	$14	$235	$249

Provision for Credit Losses. Based on an analysis of the factors described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Allowance for Credit Losses,” we recorded a $9,000 provision for credit losses for the three months ended June 30, 2025, compared to a recovery of $45,000 recognized for the three months ended June 30, 2024. The allowance for credit losses was $1.1 million at June 30, 2025 and $1.4 million at June 30, 2024 and represented 1.02% of total loans at June 30, 2025 and 1.26% of total loans at June 30, 2024. Net charge-offs (recoveries) totaled $(23,000) and $800,000 during the three months ended June 30, 2025 and 2024, respectively. The loan charge-offs in 2024 included $754,000 on one $1.8 million loan secured by commercial real estate which was originated in 2017.

Management’s determination of the allowance balance at June 30, 2025 included consideration of the $1.3 million, or 1.1%, increase in loans outstanding during the three months ended June 30, 2025, along with decreases in nonperforming and delinquent loans. Total nonperforming loans were $814,000 at June 30, 2025, compared to $1.2 million at December 31, 2024. Total loans past due 30 days or greater were $1.3 million and $1.6 million at those respective dates. As a percentage of nonperforming loans, the allowance for credit losses was 141.2% at June 30, 2025 compared to 94.3% at December 31, 2024.

Our estimates and assumptions used in the determination of the adequacy of the allowance for credit losses could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions. Any such increase in future provisions that may be required may adversely impact our financial condition and results of operations.

Noninterest Income. Noninterest income information is as follows.

	Three Months Ended June 30,		Change
	2025	2024	Amount	Percent
	(Dollars in thousands)
Service fees on deposit accounts	$259	$269	$(10)	-3.7%
Debit card fees	103	104	(1)	-1.0%
Mortgage loan servicing fees, net	26	32	(6)	-18.8%
Gain on sale of loans	37	3	34	1133.3%
Other	76	37	39	105.4%
Total noninterest income	$501	$445	$56	12.6%

The increase in gain on sale of loans was due to an increase in sales volume period over period. Other noninterest income increased due primarily to an increase in fees on cashless ATMs at certain CRB locations and fees on consumer loan referrals, partially offset by a decrease in late charges on loans. The decrease in service fees on deposits was due primarily to a decrease in maintenance fees and cash counting service fees from our CRB customers between the periods. This decrease was partially offset by an increase in the overall number of CRB accounts period over period, as we have focused on expanding our CRB relationship base to smaller customers.

Noninterest Expense. Noninterest expense information is as follows.

	Three Months Ended June 30,		Change
	2025	2024	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$1,116	$980	$136	13.9%
Occupancy and equipment	150	147	3	2.0%
Data processing fees	146	143	3	2.1%
FDIC insurance premiums	27	36	(9)	-25.0%
Advertising	51	41	10	24.4%
Director fees	24	23	1	4.3%
Debit card expense	25	19	6	31.6%
Professional fees	188	170	18	10.6%
Telephone and internet	36	32	4	12.5%
Other	175	195	(20)	-10.3%
Total noninterest expense	$1,938	$1,786	$152	8.5%

The increase in salaries and employee benefits was due primarily to an increase in staffing levels and normal annual merit increases. The increase in professional fees was due primarily to an increase in audit fees, partially offset by a decrease in consulting fees. The decrease in other expense was due primarily to a nonrecurring expense in the 2024 period related to a customer appreciation event along with a decrease in charges for Federal Reserve processing and courier services, due to reduction in volume of courier services in 2025.

Income Taxes. Income taxes increased by $16,000 or 15.5%, to $119,000 for the three months ended June 30, 2025, compared to $103,000 for the three months ended June 30, 2024. The increase in the income tax provision for the three months ended June 30, 2025 was due primarily to a $99,000, or 26.9% increase in pretax income. The effective tax rates were 25.4% and 27.9% for the three months ended June 30, 2025 and 2024, respectively.

Comparison of Operating Results for the Six Months Ended June 30, 2025 and 2024

General. Net income for the six months ended June 30, 2025 was $751,000, an increase of $215,000, or 40.0%, compared to the six months ended June 30, 2024. The increase in net income was primarily due to a $479,000 increase in net interest income and a $57,000 increase in noninterest income, which were partially offset by a $9,000 increase in the provision for credit losses, a $230,000 increase in noninterest expense and an $83,000 increase in income taxes.

Interest income. Interest income increased $216,000, or 4.5%, to $5.0 million for the six months ended June 30, 2025 from $4.8 million for the six months ended June 30, 2024. This increase was attributable to a $470,000, or 14.9%, increase in interest on loans, which was partially offset by an $89,000, or 12.8%, decrease in interest on investment securities and a $165,000, or 17.9%, decrease in interest on interest-bearing deposits and other assets. The increase in interest income on loans was primarily due to the increase in the yield earned on the loan portfolio.

The average yield on loans increased by 64 basis points to 6.46% for the six months ended June 30, 2025 from 5.82% for the six months ended June 30, 2024, while the average balance of loans increased by $3.8 million, or 3.5%, to $112.4 million during the six months ended June 30, 2025 compared to the average balance for the six months ended June 30, 2024. The increase in the average yield was due to the increase in market interest rates period-to-period.

The average balance of investment securities decreased $4.9 million, or 8.7%, to $51.4 million for the six months ended June 30, 2025 for the six months ended June 30, 2024, while the average yield on investment securities decreased by 11 basis points to 2.36% for the six months ended June 30, 2025 from 2.47% for the six months ended June 30, 2024.

The average balance of interest-bearing deposits and other assets, comprised primarily of certificates of deposit in other financial institutions, overnight deposits and stock in the Federal Home Loan Bank, decreased $967,000, or 2.6%, to $36.8 million for the six months ended June 30, 2025, while the average yield decreased 77 basis points, to 4.13% for the six months ended June 30, 2025 from 4.90% for the six months ended June 30, 2024.

Interest Expense. Total interest expense decreased $263,000, or 19.0%, to $1.1 million for the six months ended June 30, 2025, compared to $1.4 million for the six months ended June 30, 2024. The decrease was substantially comprised of a decrease in interest expense on deposits. The decrease in interest expense on deposits was primarily due to a decrease of 45 basis points in the average cost of deposits to 1.80% for the six months ended June 30, 2025 from 2.25% for the six months ended June 30, 2024, partially offset by an increase of $1.7 million, or 1.4%, in the average balance of deposits, to $124.0 million for the six months ended June 30, 2025 from $122.3 million for the six months ended June 30, 2024.

Net Interest Income. Net interest income increased $479,000, or 14.1%, to $3.9 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The interest rate spread increased to 3.18% for the six months ended June 30, 2025 from 2.46% for the six months ended June 30, 2024. The net interest margin increased to 3.87% for the six months ended June 30, 2025 from 3.35% for the six months ended June 30, 2024.

	For the Six Months Ended June 30,
	2025			2024
	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate
Interest-earning assets:	(Dollars in thousands)
Loans	$112,430	$3,631	6.46%	$108,661	$3,161	5.82%
Investment securities	51,365	605	2.36%	56,243	694	2.47%
Interest-bearing deposits and other	36,755	759	4.13%	37,722	924	4.90%
Total interest-earning assets	200,550	4,995	4.98%	202,626	4,779	4.72%
Non-interest-earning assets	8,459			7,477
Allowance for credit losses	(1,150)			(1,901)
Total assets	$207,859			$208,202

Interest-bearing liabilities:
Interest-bearing demand	$54,260	232	0.86%	$52,681	405	1.54%
Savings accounts	25,936	38	0.29%	28,023	36	0.26%
Certificates of deposit	43,843	849	3.87%	41,647	938	4.50%
Total deposits	124,039	1,119	1.80%	122,351	1,379	2.25%
Borrowings	1	—	0.00%	117	3	5.13%
Total interest-bearing liabilities	124,040	1,119	1.80%	122,468	1,382	2.26%
Non-interest-bearing deposits	67,699			61,104
Non-interest-bearing liabilities	1,089			11,300
Total liabilities	192,828			194,872
Equity	15,031			13,330
Total liabilities and equity	$207,859			$208,202

Net interest income		$3,876			$3,397
Net interest rate spread			3.18%			2.46%
Net interest-earning assets	$76,510			$80,158
Net interest margin			3.87%			3.35%

Average interest-earning assets to interest-bearing liabilities	161.68%			165.45%

	Six Months Ended June 30,
	2025 vs. 2024
			Total
	Increase (decrease) due to		Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$113	$357	$470
Investment securities	(58)	(31)	(89)
Other interest-earning assets	(23)	(142)	(165)
Total interest-earning assets	32	184	216

Interest-bearing liabilities:
Interest-bearing demand	12	(185)	(173)
Savings accounts	(3)	5	2
Certificates of deposit	47	(136)	(89)
Total deposits	56	(316)	(260)
Borrowings	(3)	—	(3)
Total interest-bearing liabilities	53	(316)	(263)
Change in net interest income	$(21)	$500	$479

Provision for Credit Losses. Based on an analysis of the factors described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Allowance for Credit Losses,” we recorded a $9,000 provision for credit losses for the six months ended June 30, 2025 compared to no provision for the six months ended June 30, 2024. The allowance for credit losses was $1.1 million at June 30, 2025 and $1.4 million at June 30, 2024 and represented 1.02% of total loans at June 30, 2025 and 1.26% of total loans at June 30, 2024. Net charge-offs (recoveries) totaled $(12,000) and $794,000 during the six months ended June 30, 2025 and 2024, respectively.

Management’s determination of the allowance balance at June 30, 2025 included consideration of the $1.3 million, or 1.1%, increase in loans outstanding during the six months ended June 30, 2025, along with decreases in nonperforming and delinquent loans. Total nonperforming loans were $814,000 at June 30, 2025, compared to $1.2 million at December 31, 2024. Total loans past due 30 days or greater were $1.3 million and $1.6 million at those respective dates. As a percentage of nonperforming loans, the allowance for credit losses was 141.2% at June 30, 2025 compared to 94.3% at December 31, 2024.

Our estimates and assumptions used in the determination of the adequacy of the allowance for credit losses could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions. Any such increase in future provisions that may be required may adversely impact our financial condition and results of operations.

Noninterest Income. Noninterest income information is as follows.

	Six Months Ended June 30,		Change
	2025	2024	Amount	Percent
	(Dollars in thousands)
Service fees on deposit accounts	$501	$525	$(24)	-4.6%
Debit card fees	196	209	(13)	-6.2%
Mortgage loan servicing fees, net	59	69	(10)	-14.5%
Gain on sale of loans	74	19	55	289.5%
Other	126	77	49	63.6%
Total noninterest income	$956	$899	$57	6.3%

The increase in gain on sale of loans was due to an increase in sales volume period over period. Other noninterest income increased due primarily to an increase in fees on cashless ATMs at certain CRB locations and fees on consumer loans, partially offset by a decrease in late charges on loans. The decrease in service fees on deposits was due primarily to a decrease in maintenance fees and cash counting service fees from our CRB customers between the periods. This decrease was partially offset by an increase in the overall number of CRB accounts period over period, as we have focused on expanding our CRB relationship base to smaller customers.

Noninterest Expense. Noninterest expense information is as follows.

	Six Months Ended June 30,		Change
	2025	2024	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$2,235	$2,022	$213	10.5%
Occupancy and equipment	299	275	24	8.7%
Data processing fees	296	278	18	6.5%
FDIC insurance premiums	51	63	(12)	-19.0%
Advertising	94	64	30	46.9%
Director fees	48	49	(1)	-2.0%
Debit card expense	36	37	(1)	-2.7%
Professional fees	292	316	(24)	-7.6%
Telephone and internet	72	65	7	10.8%
Other	363	387	(24)	-6.2%
Total noninterest expense	$3,786	$3,556	$230	6.5%

The increase in salaries and employee benefits was due primarily to an increase in staffing levels and normal annual merit increases. The increase in advertising was due primarily to timing of advertising events and increase in business development expenses with the addition of a VP of Business Development. The decrease in other expense was due primarily to a nonrecurring expense in the 2024 period related to a customer appreciation event along with a decrease in charges for Federal Reserve processing and courier services, due to reduction in volume of courier services in 2025.

Income Taxes. Income taxes increased by $83,000, or 40.8%, to $286,000 for the six months ended June 30, 2025, compared to $203,000 for the six months ended June 30, 2024. The increase in the income tax provision for the six months ended June 30, 2025 was due primarily to a $298,000, or 40.2% increase in pretax income. The effective tax rates were 27.6% and 27.5% for the six months ended June 30, 2025 and 2024, respectively.

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

i.
increase our commercial loan portfolio (commercial and industrial loans as well as commercial real estate loans) with shorter term, higher yielding loan products;
ii.
emphasize the marketing of our savings, money market and demand accounts;
iii.
continue to maintain a high level of cash and cash equivalents; and
iv.
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

The table below sets forth, as of June 30, 2025, the calculation of the estimated changes in our net interest income that would result from the designated instantaneous changes in the United States Treasury yield curve.

At June 30, 2025
Change in Interest Rates (basis	Net Interest Income	Year 1 Change
points) (1)	Year 1 Forecast	From Level
400	$9,086	9.62%
300	8,922	7.64%
200	8,733	5.36%
100	8,540	3.03%
Level	8,289	—
(100)	7,868	-5.08%
(200)	7,332	-11.55%
(300)	6,601	-20.36%
(400)	6,107	-26.32%

(1)
Assumes an instantaneous uniform change in interest rates at all maturities.

The table above indicates that at June 30, 2025, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would have experienced a 5.36% increase in net interest income, and in the event of an instantaneous parallel 200 basis point decrease in interest rates, we would have experienced an 11.55% decrease in net interest income.

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

The table below sets forth, as of June 30, 2025, the calculation of the estimated changes in our EVE that would result from the designated immediate changes in the United States Treasury yield curve.

At June 30, 2025
Change in				EVE as a Percentage of Present Value of Assets (3)
Interest Rates (basis		Estimated Increase (Decrease) in EVE		EVE	Increase (Decrease)
points) (1)	Estimated EVE (2)	Amount	Percent	Ratio (4)	(basis points)
(Dollars in thousands)
400	$51,759	$3,994	8.36%	27.12%	434
300	51,588	3,823	8.00%	26.42%	364
200	50,999	3,234	6.77%	25.52%	274
100	49,900	2,135	4.47%	24.37%	159
Level	47,765	—	—	22.78%	—
(100)	46,522	(1,243)	-2.60%	21.70%	(108)
(200)	39,188	(8,577)	-17.96%	17.92%	(486)
(300)	30,449	(17,316)	-36.25%	13.67%	(911)
(400)	19,449	(28,316)	-59.28%	8.60%	(1,418)

(1)
Assumes an immediate uniform change in interest rates at all maturities.
(2)
EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)
Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)
EVE Ratio represents EVE divided by the present value of assets.

The table above indicates that at June 30, 2025, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would have experienced a 6.77% increase in EVE, and in the event of an instantaneous parallel 200 basis point decrease in interest rates, we would have experienced a 17.96% decrease in EVE. At June 30, 2025, all estimated changes presented in the above tables were within the current policy limits established by the board of directors.

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

Liquidity and Capital Resources

Liquidity Management. Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from sales, maturities and calls of securities. We also have the ability to borrow from the Federal Home Loan Bank of Chicago. At June 30, 2025, we had the ability to borrow approximately $34.1 million from the Federal Home Loan Bank of Chicago, and we also had the ability to borrow $3.0 million from a private bankers’ bank at that date. We had no borrowings outstanding at June 30, 2025.

The board of directors is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We calculate our liquidity ratio as the sum of cash, short-term assets (generally securities with a remaining maturity of less than one year) and marketable assets divided by the sum of net deposits (generally time deposits of $250,000 or more and brokered deposits less than $250,000), short-term liabilities (generally borrowings with a remaining maturity of one year or less) and volatile liabilities (generally federal funds purchased, securities sold under agreements to repurchase, and time deposits of $250,000 or more). We seek to maintain a liquidity ratio of 20.0% or greater. We believe that we had enough sources of liquidity to satisfy our short and long-term liquidity needs as of June 30, 2025.

We monitor and adjust our investments in liquid assets based upon our assessment of: (1) expected deposit flows; (2) expected loan demand; (3) yields available on cash and cash equivalents and securities; and (4) the objectives of our asset/liability management program. Excess liquid assets are invested generally in cash and cash equivalents and short- and intermediate-term securities.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and cash equivalents, which include federal funds sold. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At June 30, 2025, cash and cash equivalents totaled $48.9 million. Investment securities classified as available-for-sale, which provide an additional source of liquidity, totaled $44.3 million at June 30, 2025.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities.

For the six months ended June 30, 2025, cash flows from operating activities, investing activities and financing activities resulted in a net increase in cash and cash equivalents of $5.3 million. Net cash provided by operating activities amounted to $371,000, primarily due to proceeds from the sale of loans of $3.7 million and net income of $751,000. Net cash provided by investing activities amounted to $4.2 million, primarily due to the decrease in loans of $1.4 million and proceeds from maturities and paydowns or investment securities of $2.9 million. Net cash provided by financing activities amounted to $758,000, primarily due to stock subscription proceeds of $4.6 million, which were partially offset by a net decrease in deposits of $3.9 million.

For the six months ended June 30, 2024, cash flows from operating activities, investing activities and financing activities resulted in a net increase in cash and cash equivalents of $19.2 million. Net cash provided by operating activities amounted to $746,000, primarily due to the proceeds from the sale of loans of $1.1 million and net income of $537,000. Net cash provided by investing activities amounted to $2.6 million, primarily due to proceeds from maturities and paydowns on investment securities of $2.0 million, and a net decrease in gross loans of $660,000. Net cash used financing activities amounted to $15.9 million, primarily due to a net increase in deposits of $26.4 million, partially offset by a $10.5 million repayment of FHLB advances. For further information, see the statements of cash flows contained in the consolidated financial statements.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. We had loan commitments of $10.2 million at June 30, 2025. Certificates of deposit due within one year of June 30, 2025, totaled $39.6 million, or 93.8% of our certificates of deposit, and 20.2% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Management. At June 30, 2025 and December 31, 2024, Security Bank exceeded all regulatory capital requirements and was considered “well capitalized” under regulatory guidelines. See “Regulation and Supervision—Federal Bank Regulation—Capital Requirements” and Note 5 of the Notes to the Consolidated Financial Statements.

Item 4. Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2025. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2025, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. At June 30, 2025, we were not involved in any legal proceedings the outcome of which would be material to our financial condition or results of operations.

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

SECURITY MIDWEST BANCORP, INC.

Date: August 8,2025	By:	/s/ Stephan P. Antonacci
Stephan P. Antonacci
President and Chief Executive Officer

Date: August 8,2025	By:	/s/ Brenda Minder
Brenda Minder
Executive Vice President and Chief Financial Officer