Form 10-Q
period 2025-09-30
Security Midwest Bancorp, Inc.
filed 2025-11-14
CIK 2036060

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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
None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of November 14, 2025, the registrant had 889,781 shares of common stock outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Security Midwest Bancorp, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2025	2024
Assets	(Unaudited)
Cash on hand	$2,563,176	$4,109,800
Due from banks	31,073,675	39,033,504
Federal funds sold	1,158,000	397,000
Cash and cash equivalents	34,794,851	43,540,304
Held-to-maturity securities	245,000	980,144
Available-for-sale securities	44,123,425	45,412,339

Loans held for sale	338,453	-
Loans receivable	115,036,974	114,210,342
Allowance for credit losses	(1,151,154)	(1,162,211)
Loans, net	113,885,820	113,048,131

Federal Home Loan Bank stock	697,500	697,500
Premises and equipment, net	3,063,929	2,909,534
Accrued interest receivable	657,720	710,199
Mortgage servicing rights, net	329,636	325,761
Deferred tax assets, net	2,027,219	2,965,633
Bank owned life insurance	2,290,112	2,237,215
Other assets	1,415,085	1,714,331
Total assets	$203,868,750	$214,541,091

Liabilities and Shareholders' Equity
Liabilities
Deposits
Demand	$111,645,134	$126,798,670
Savings	25,002,540	26,025,186
Time	43,103,207	46,548,168
Total deposits	179,750,881	199,372,024

Advances from borrowers for taxes and insurance	214,089	356,424
Accrued expenses and other liabilities	654,600	861,159
Total liabilities	180,619,570	200,589,607

Shareholders' Equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 10,000,000 shares authorized,
issued 889,781 at September 30, 2025	8,898	—
Additional paid-in capital	7,341,182	—
Unallocated common stock of ESOP	(610,393)	—
Retained earnings	19,704,475	18,672,325
Accumulated other comprehensive loss	(3,194,982)	(4,720,841)
Total shareholders' equity	23,249,180	13,951,484
Total liabilities and shareholders' equity	$203,868,750	$214,541,091

See Notes to Condensed Consolidated Financial Statements

Security Midwest Bancorp, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Interest Income
Loans	$1,935,261	$1,767,956	$5,566,688	$4,929,079
Investment securities	280,471	332,684	885,559	1,026,658
Interest-bearing deposits and other	295,811	504,675	1,054,582	1,428,622
Total interest income	2,511,543	2,605,315	7,506,829	7,384,359
Interest Expense
Deposits	541,585	783,848	1,660,685	2,162,451
Federal Home Loan Bank advances	13	47	46	3,348
Total interest expense	541,598	783,895	1,660,731	2,165,799
Net Interest Income	1,969,945	1,821,420	5,846,098	5,218,560
Provision for Credit Losses	—	27,884	8,750	27,884
Net Interest Income After Provision for Credit Losses	1,969,945	1,793,536	5,837,348	5,190,676
Noninterest Income
Service fees on deposits	239,576	268,597	740,739	793,316
Debit card fees	97,564	103,855	293,619	312,484
Mortgage loan servicing fees, net	28,164	31,937	87,573	100,794
Gain on sale of loans	39,069	21,342	112,572	40,567
Other noninterest income	88,969	79,100	214,837	156,319
Total noninterest income	493,342	504,831	1,449,340	1,403,480
Noninterest Expense
Salaries and employee benefits	1,263,593	999,566	3,498,892	3,021,195
Occupancy and equipment	130,076	141,012	429,206	415,679
Data processing fees	189,488	153,812	485,756	431,653
FDIC insurance premiums	18,000	36,000	68,853	99,000
Advertising	45,884	53,385	139,717	117,392
Directors fees	24,101	25,050	72,300	74,200
Debit card expense	17,461	19,434	53,246	56,763
Professional fees	191,367	168,669	483,624	484,595
Telephone and internet	34,479	33,658	106,173	99,017
Other	150,271	169,256	512,877	556,220
Total noninterest expense	2,064,720	1,799,842	5,850,644	5,355,714
Income before income taxes	398,567	498,525	1,436,044	1,238,442
Provision for income taxes	117,510	127,262	403,894	330,620
Net Income	$281,057	$371,263	$1,032,150	$907,822

Earnings per share - basic and diluted	$0.34	n/a	$1.25	n/a

See Notes to Condensed Consolidated Financial Statements

Security Midwest Bancorp, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net income	$281,057	$371,263	$1,032,150	$907,822

Other comprehensive income:
Net unrealized gains on available-for-sale securities	996,400	1,577,306	2,134,070	1,395,712

Tax expense	(283,974)	(449,532)	(608,211)	(397,778)
Other comprehensive income	712,426	1,127,774	1,525,859	997,934
Comprehensive income	$993,483	$1,499,037	$2,558,009	$1,905,756

See Notes to Condensed Consolidated Financial Statements

Security Midwest Bancorp, Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholder's Equity

(Unaudited)

					Accumulated
		Additional	Unallocated		Other
	Common	Paid-in	Common Stock	Retained	Comprehensive
For the three months ended September 30, 2025	Stock	Capital	of ESOP	Earnings	Income (Loss)	Total
Balance at July 1, 2025	$—	$—	$—	$19,423,418	$(3,907,408)	$15,516,010

Proceeds from issuance of common stock, net of offering costs	8,898	7,338,514	—	—	—	7,347,412

Purchase of ESOP shares	—	—	(622,850)	—	—	(622,850)

Net income	—	—	—	281,057	—	281,057

Release of ESOP shares	—	2,668	12,457	—	—	15,125

Other comprehensive income	—	—	—	—	712,426	712,426
Balance at September 30, 2025	$8,898	$7,341,182	$(610,393)	$19,704,475	$(3,194,982)	$23,249,180

For the nine months ended September 30, 2025
Balance at January 1, 2025	$—	$—	$—	$18,672,325	$(4,720,841)	$13,951,484

Proceeds from issuance of common stock, net of offering costs	8,898	7,338,514	—	—	—	7,347,412

Purchase of ESOP shares	—	—	(622,850)	—	—	(622,850)

Net income	—	—	—	1,032,150	—	1,032,150

Release of ESOP shares	—	2,668	12,457	—	—	15,125

Other comprehensive income	—	—	—	—	1,525,859	1,525,859
Balance at September 30, 2025	$8,898	$7,341,182	$(610,393)	$19,704,475	$(3,194,982)	$23,249,180

					Accumulated
		Additional	Unallocated		Other
	Common	Paid-in	Common Stock	Retained	Comprehensive
For the three months ended September 30, 2024	Stock	Capital	of ESOP	Earnings	Income (Loss)	Total
Balance at July 1, 2024	$—	$—	$—	$18,525,901	$(4,666,098)	$13,859,803

Net income	—	—	—	371,263	—	371,263

Other comprehensive income	—	—	—	—	1,127,774	1,127,774
Balance at September 30, 2024	$—	$—	$—	$18,897,164	$(3,538,324)	$15,358,840

For the nine months ended September 30, 2024
Balance at January 1, 2024	$—	$—	$—	$17,989,342	$(4,536,258)	$13,453,084

Net income	—	—	—	907,822	—	907,822

Other comprehensive income	—	—	—	—	997,934	997,934
Balance at September 30, 2024	$—	$—	$—	$18,897,164	$(3,538,324)	$15,358,840

See Notes to Condensed Consolidated Financial Statements

Security Midwest Bancorp, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2025	2024
Operating Activities
Net income	$1,032,150	$907,822
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	171,552	161,110
Amortization of premiums and discounts	222,939	232,623
Accretion of deferred loan origination fees, net	(55,470)	(17,644)
Amortization of mortgage servicing rights	37,571	29,705
Deferred income taxes	330,203	313,457
Provision for credit losses	8,750	27,884
Gain on sale of loans	(112,572)	(40,567)
Proceeds from sale of loans	5,596,899	2,002,243
Origination of loans held for sale	(5,866,626)	(1,976,500)
Increase in cash surrender value of life insurance	(52,897)	(50,284)
Gain on sale of foreclosed assets	(3,814)	—
Release of ESOP shares	15,125	—
Changes in:
Accrued interest receivable	52,479	27,881
Other assets	299,246	(179,012)
Accrued expenses and other liabilities	(216,309)	(314,925)
Net cash provided by operating activities	1,459,226	1,123,793

Investing Activities
Proceeds from maturities of held-to-maturity securities	735,000	1,231,000
Proceeds from paydowns of mortgage-backed securities	2,060,189	1,651,944
Proceeds from calls and maturities of available-for-sale securities	1,140,000	—
Net change in loans	(1,025,984)	(5,435,023)
Proceeds from sale of foreclosed assets	250,979	120,422
Purchase of premises and equipment	(325,947)	(86,136)
Net cash provided by (used in) investing activities	2,834,237	(2,517,793)

Financing Activities
Net (decrease) increase in deposit accounts	(19,621,143)	50,487,436
Repayment of FHLB advances	—	(10,500,000)
Net change in advances by borrowers for taxes and insurance	(142,335)	(209,735)
Gross proceeds from issuance of common stock	8,897,810	—
Stock offering costs, net	(1,550,398)	—
Purchase of ESOP shares	(622,850)	—
Net cash (used in) provided by financing activities	(13,038,916)	39,777,701

(Decrease) Increase in Cash and Cash Equivalents	(8,745,453)	38,383,701
Cash and Cash Equivalents, Beginning of Period	43,540,304	33,810,148
Cash and Cash Equivalents, End of Period	$34,794,851	$72,193,849

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest on deposits and borrowings	$1,677,556	$2,191,043
Income taxes	35,000	—
Supplemental Disclosure of Noncash Investing Activities
Transfers from loans to real estate acquired through foreclosure	$247,165	$295,738

See Notes to Condensed Consolidated Financial Statements

Security Midwest Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1: Nature of Operations and Summary of Significant Accounting Policies

Organization and Nature of Operations

Security Midwest Bancorp, Inc. (“Security Midwest Bancorp” or the “Company”) is a Maryland corporation incorporated on September 11, 2024 to serve as the bank holding company for Security Bank (the “Bank”) in connection with the Bank’s conversion from the mutual form of organization to the stock form of organization (the “Conversion”). The Conversion was completed on July 31, 2025. In connection with the Conversion, Security Midwest Bancorp acquired 100% ownership of Security Bank and the Company sold 889,781 shares of its common stock at $10.00 per share, for gross offering proceeds of $8,897,810. The cost of the conversion and issuance of common stock was approximately $1.55 million, which was deducted from the gross offering proceeds. The Company’s employee stock ownership plan purchased 62,285 shares of the common stock sold by the Company, which was equal to 7% of the shares of common stock issued by the Company. The ESOP purchased the shares using a loan from the Company. The Company contributed $6.2 million of the net proceeds from the offering to the Bank, loaned $622,850 of the net proceeds to the ESOP and retained approximately $479,000 of the net proceeds.

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

The consolidated financial statements included herein as of September 30, 2025, and for the interim three and nine months ended September 30, 2025 and 2024 are unaudited. The unaudited interim financial statements and the notes thereto have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and in the opinion of management, contains all normal recurring adjustments necessary to present fairly the consolidated financial position, results of operations, changes in equity and cash flows as of and for the periods presented. Such adjustments are the only adjustments contained in the consolidated financial statements.

The accompanying unaudited, consolidated financial statements and related notes should be read in conjunction with the audited annual consolidated financial statements and the notes thereto included in the prospectus dated May 14, 2025, as filed by Security Midwest Bancorp, Inc. with the Securities and Exchange Commission on May 22, 2025.

Principles of Consolidation

The consolidated financial statements as of and for the three and nine months ended September 30, 2025, include the accounts of the Company and the Bank, its wholly-owned subsidiary. All intercompany transactions and balances have been eliminated in consolidation. The financial statements as of December 31, 2024 and for the three and nine months ended September 30, 2024, represent the Bank only, as the conversion to stock form, including the formation of Security Midwest Bancorp, Inc. was completed on July 31, 2025. References herein to the “Company” for periods prior to the completion of the stock conversion should be deemed to refer to the “Bank.”

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

Security Midwest Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for credit losses, valuation of real estate acquired in connection with foreclosures or in satisfaction of loans and fair values of financial instruments.

Investment Securities

Held-to-maturity securities consist of certificates of deposit that management has the intent and ability to hold to maturity. Held-to-maturity securities are carried at amortized cost. Investment securities classified and accounted for as available for sale may be sold prior to maturity for asset/liability management purposes or may be sold in response to changes in interest rates or changes in prepayment risk, and to increase regulatory capital or other similar factors. Available-for-sale securities are carried at fair value with any adjustments to fair value, after tax, reported in other comprehensive income (loss). The Bank had no securities held for trading purposes as of September 30, 2025 and December 31, 2024.

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

The Bank recognized no credit-related impairments on debt securities during the nine months ended September 30, 2025 and the year ended December 31, 2024.

Loans Held for Sale

Loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value, as determined by aggregate outstanding commitments from investors or current investor yield requirements. Net unrealized losses are recognized through a valuation allowance by charges to income. Loans held for sale are carried at cost at September 30, 2025. The Bank had no loans held for sale at December 31, 2024.

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

Security Midwest Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Loans at these delinquency thresholds for which the Bank can clearly document that the loan is both well-secured and in the process of collection, such that collection will occur regardless of delinquency status, need not be charged off.

Loans are placed on nonaccrual status when past due 90 days or earlier, or when management considers collection of principal and interest is unlikely. For all classes, all interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income. The interest on these loans is accounted for on the cash basis or cost recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Nonaccrual loans are returned to accrual status when, in the opinion of management, the financial position of the borrower indicates there is no longer any reasonable doubt as to the timely collection of interest or principal. The Bank requires a period of satisfactory performance of not less than six months before returning a nonaccrual loan to accrual status.

When cash payments are received on collateral dependent loans in each loan class, the Bank records the payment as interest income unless collection of the remaining recorded principal amount is doubtful, at which time payments are used to reduce the principal balance of the loan. Loans restructured due to financial difficulties of the borrower recognize interest income on an accrual basis at the renegotiated rate if the loan is in compliance with the modified terms, no principal reduction has been granted and the loan has demonstrated the ability to perform in accordance with the renegotiated terms for a period of at least six months.

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

Held-to-maturity securities

Expected credit losses on held-to-maturity securities are measured on a collective basis by security type. Accrued interest receivable on held-to-maturity securities totaled approximately $0 and $3,000 at September 30, 2025 and December 31, 2024, respectively, and is included within accrued interest receivable on the balance sheet. This amount is excluded from the estimate of expected credit losses. The held-to-maturity securities portfolio consists solely of certificates of deposit in other financial institutions. The estimate of credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. Management concluded that no allowance for credit losses was required on held-to-maturity securities at September 30, 2025 and December 31, 2024.

Security Midwest Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

If the present value of the cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income (loss), net of tax. The Bank elected to use zero loss estimates for securities issued by U.S. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major agencies and have a long history of no credit losses. Management concluded that no allowance for credit losses was required on available-for-sale securities at September 30, 2025 and December 31, 2024.

Accrued interest receivable on available-for-sale securities totaled approximately $139,000 and $180,000 at September 30, 2025 and December 31, 2024, respectively, and is included within accrued interest receivable on the balance sheet. This amount is excluded from the estimate of expected credit losses.

Loans

The allowance for credit losses (ACL) is a valuation allowance that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. Management’s determination of the adequacy of the ACL is based on the assessment of the expected credit losses on loans over the expected life of the loan. The ACL is increased by provision expense and decreased by charge-offs, net of recoveries of amounts previously charged off and expected to be charged off. The Bank made the policy election to exclude accrued interest receivable on loans from the estimate of credit losses. Accrued interest receivable on loans totaled approximately $513,000 and $521,000 at September 30, 2025 and December 31, 2024, respectively, and is included within accrued interest receivable on the balance sheet. Management estimates the ACL balance using relevant available information from both internal and external sources, relating to past events, current conditions and reasonable and supportable forecasts. Historical credit loss experience of a defined peer group, by affiliate, paired with economic forecasts provide the basis for the quantitatively modeled estimates of expected credit losses. The Bank adjusts its quantitative model, as necessary, to reflect conditions not already considered by the quantitative model. These adjustments are commonly known as the qualitative factors.

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

Security Midwest Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

Income Taxes

The Company accounts for income taxes in accordance with income tax accounting guidance (ASC 740, Income Taxes). The income tax accounting guidance results in two components of income tax expense: current and deferred. Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues. The Company determines deferred income taxes using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax basis of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur.

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

Note 2 Securities

The amortized cost and fair values, together with gross unrealized gains and losses of securities, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-Maturity Securities:
September 30, 2025
Certificates of deposit	$245,000	$—	$(296)	$244,704

December 31, 2024
Certificates of deposit	$980,144	$—	$(11,737)	$968,407

Security Midwest Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale Securities:
September 30, 2025
Municipal bonds, taxable	$7,405,271	$—	$(810,389)	$6,594,882
Municipal bonds, non-taxable	1,775,370	28	(62,256)	1,713,142
U.S. Government treasuries	7,997,486	—	(445,566)	7,551,920
U.S. Government agencies	1,120,213	—	(119,786)	1,000,427
Residential mortgage-backed securities	16,227,771	16,366	(1,849,132)	14,395,005
Collateralized mortgage obligations	14,065,820	—	(1,197,771)	12,868,049
	$48,591,931	$16,394	$(4,484,900)	$44,123,425

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale Securities:
December 31, 2024
Municipal bonds, taxable	$8,021,120	$—	$(1,108,722)	$6,912,398
Municipal bonds, non-taxable	2,338,983	—	(118,010)	2,220,973
U.S. Government treasuries	7,996,739	—	(738,449)	7,258,290
U.S. Government agencies	1,157,342	—	(175,751)	981,591
Residential mortgage-backed securities	17,444,497	—	(2,564,667)	14,879,830
Collateralized mortgage obligations	15,056,234	—	(1,896,977)	13,159,257
	$52,014,915	$—	$(6,602,576)	$45,412,339

The amortized cost and fair value of securities at September 30, 2025, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties:

	Amortized	Fair
	Cost	Value
September 30, 2025
Available-for-sale
Within one year	$255,000	$255,028
One to five years	13,588,743	12,759,219
Five to ten years	3,954,597	3,427,579
After ten years	500,000	418,545
	18,298,340	16,860,371
Mortgage-backed securities	30,293,591	27,263,054
Totals	$48,591,931	$44,123,425

	Amortized	Fair
	Cost	Value
September 30, 2025
Held-to-maturity
Within one year	$245,000	$244,704

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was approximately $12.5 million and $13.1 million at September 30, 2025 and December 31, 2024, respectively.

The Company had no sales of investment securities during the nine months ended September 30, 2025 and 2024.

Security Midwest Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Based on evaluation of available evidence, including recent changes in market interest rates and information obtained from regulatory filings, management believes the declines in fair value for these securities are not attributable to credit related events.

Security Midwest Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table shows the number of securities and aggregate depreciation from the Bank’s amortized cost basis at September 30, 2025 and December 31, 2024.

	September 30, 2025		December 31, 2024
	Number of	Aggregate	Number of	Aggregate
Description of Securities	securities	depreciation	securities	depreciation
Available-for-sale Securities:
Municipal bonds, taxable	14	(10.9)%	16	(13.8)%
Municipal bonds, non-taxable	4	(4.1)%	7	(5.0)%
U.S. Government treasuries	2	(5.6)%	2	(9.2)%
U.S. Government agencies	4	(10.7)%	4	(15.2)%
Residential mortgage-backed securities	60	(12.6)%	61	(14.7)%
Collateralized mortgage obligations	14	(8.5)%	14	(12.6)%
Total	98	(9.6)%	104	(12.5)%

Should of any of these securities experience credit related impairment, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the credit-related impairment is identified.

The following tables show the Bank’s investments’ gross unrealized losses and fair value of the Bank’s investments with unrealized losses, aggregated by investment class and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2025 and December 31, 2024:

	September 30, 2025
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale Securities:
Municipal bonds, taxable	$—	$—	$6,594,882	$(810,389)	$6,594,882	$(810,389)
Municipal bonds, non-taxable	—	—	1,458,114	(62,256)	1,458,114	(62,256)
U.S. Government treasuries	—	—	7,551,920	(445,566)	7,551,920	(445,566)
U.S. Government agencies	—	—	1,000,427	(119,786)	1,000,427	(119,786)
Residential mortgage-backed securities	1,680,218	(3,041)	11,195,465	(1,846,091)	12,875,683	(1,849,132)
Collateralized mortgage obligations	—	—	12,868,049	(1,197,771)	12,868,049	(1,197,771)
	$1,680,218	$(3,041)	$40,668,857	$(4,481,859)	$42,349,075	$(4,484,900)

	December 31, 2024
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale Securities:
Municipal bonds, taxable	$—	$—	$6,912,398	$(1,108,722)	$6,912,398	$(1,108,722)
Municipal bonds, non-taxable	—	—	2,220,973	(118,010)	2,220,973	(118,010)
U.S. Government treasuries	—	—	7,258,290	(738,449)	7,258,290	(738,449)
U.S. Government agencies	—	—	981,591	(175,751)	981,591	(175,751)
Residential mortgage-backed securities	1,528,223	(38,095)	13,351,607	(2,526,572)	14,879,830	(2,564,667)
Collateralized mortgage obligations	—	—	13,159,257	(1,896,977)	13,159,257	(1,896,977)
	$1,528,223	$(38,095)	$43,884,116	$(6,564,481)	$45,412,339	$(6,602,576)

U. S. Government Treasuries, U.S. Government Agencies, and Municipal Bonds

Unrealized losses on these securities have not been recognized into income because the issuers' bonds are of high credit quality, values have only been impacted by changes in interest rates since the securities were purchased, and the Bank does not intend to sell the

Security Midwest Bancorp, Inc. and Subsidiaries

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

Note 3: Loans and Allowance for Credit Losses

Categories of loans include:

	September 30,	December 31,
	2025	2024
Real Estate Loans:
1-4 Family, including construction	$32,463,434	$32,972,685
Multifamily	4,498,281	4,833,934
Commercial	53,997,517	53,885,284
Construction and development	3,984,521	2,961,682
Farmland	3,957,489	3,843,489
Other Loans:
Consumer	5,367,933	5,812,120
Commercial and industrial	10,956,019	10,043,504
Total loans	115,225,194	114,352,698
Allowance for credit losses	(1,151,154)	(1,162,211)
Deferred loan fees, net	(232,078)	(200,384)
Unearned dealer interest	43,858	58,028
Net loans	$113,885,820	$113,048,131

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of these loans were approximately $69,263,000 and $69,596,000 at September 30, 2025 and December 31, 2024, respectively.

The Bank provides residential, commercial and consumer loans primarily to residents and businesses located in central Illinois. Such loans originated in other geographical areas amounted to approximately $20,592,000 and $17,973,000, or approximately 17.9% and 15.7% of the gross loan balances at September 30, 2025 and December 31, 2024, respectively. A substantial portion of the Bank’s borrowers ability to honor their contracts is dependent on economic conditions and the specific economy in the respective geographic areas.

Security Midwest Bancorp, Inc. and Subsidiaries

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

Security Midwest Bancorp, Inc. and Subsidiaries

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

The following tables present the activity in and balances of the allowance for credit losses by portfolio segment as of September 30, 2025 and 2024 and for the three and nine months ended September 30, 2025 and 2024 and as of and for the year ended December 31, 2024:

		Provision for
Three Months Ended	July 1,	(recovery of)			September 30,
September 30, 2025	2025	credit losses	Charge-offs	Recoveries	2025
Real Estate Loans:
1-4 Family, including construction	$443,328	$(6,541)	$—	$—	$436,787
Multifamily	8,355	(44)	—	—	8,311
Commercial	417,689	(4,135)	(124)	1,198	414,628
Construction and development	91,189	(4,473)	—	—	86,716
Farmland	6,976	(259)	—	—	6,717
Other Loans:
Consumer	74,750	13,581	—	—	88,331
Commercial and industrial	106,800	1,871	—	993	109,664
Total allowance for credit losses on loans	1,149,087	—	(124)	2,191	1,151,154
Allowance for credit losses on unfunded comitments	32,700	—	—	—	32,700
Total allowance for credit losses	$1,181,787	$—	$(124)	$2,191	$1,183,854

		Provision for
Three Months Ended	July 1,	(recovery of)			September 30,
September 30, 2024	2024	credit losses	Charge-offs	Recoveries	2024
Real Estate Loans:
1-4 Family, including construction	$507,486	$(39,339)	$(70)	$—	$468,077
Multifamily	11,856	(1,173)	—	—	10,683
Commercial	481,678	120,799	(5,272)	—	597,205
Construction and development	60,821	(8,378)	—	—	52,443
Farmland	6,881	34	—	—	6,915
Other Loans:
Consumer	116,971	(18,842)	(115)	—	98,014
Commercial and industrial	171,525	(23,217)	(438)	1,793	149,663
Total allowance for credit losses on loans	1,357,218	29,884	(5,895)	1,793	1,383,000
Allowance for credit losses on unfunded comitments	22,000	(2,000)	—	—	20,000
Total allowance for credit losses	$1,379,218	$27,884	$(5,895)	$1,793	$1,403,000

Security Midwest Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

		Provision for
Nine Months Ended	January 1,	(recovery of)			September 30,
September 30, 2025	2025	credit losses	Charge-offs	Recoveries	2025
Real Estate Loans:
1-4 Family, including construction	$471,164	$(21,503)	$(12,874)	$—	$436,787
Multifamily	10,150	(1,839)	—	—	8,311
Commercial	452,406	(56,093)	(6,747)	25,062	414,628
Construction and development	24,529	62,187	—	—	86,716
Farmland	6,838	(121)	—	—	6,717
Other Loans:
Consumer	90,013	25,816	(28,630)	1,132	88,331
Commercial and industrial	107,111	(9,447)	—	12,000	109,664
Total allowance for credit losses on loans	1,162,211	(1,000)	(48,251)	38,194	1,151,154
Allowance for credit losses on unfunded comitments	22,950	9,750	—	—	32,700
Total allowance for credit losses	$1,185,161	$8,750	$(48,251)	$38,194	$1,183,854

		Provision for
Nine Months Ended	January 1,	(recovery of)			September 30,
September 30, 2024	2024	credit losses	Charge-offs	Recoveries	2024
Real Estate Loans:
1-4 Family, including construction	$523,626	$(51,055)	$(12,225)	$7,731	$468,077
Multifamily	12,081	(1,398)	—	—	10,683
Commercial	1,245,891	110,697	(759,383)	—	597,205
Construction and development	48,539	3,904	—	—	52,443
Farmland	7,525	(610)	—	—	6,915
Other Loans:
Consumer	114,952	(19,001)	(272)	2,335	98,014
Commercial and industrial	205,569	(19,153)	(39,442)	2,689	149,663
Total allowance for credit losses on loans	2,158,183	23,384	(811,322)	12,755	1,383,000
Allowance for credit losses on unfunded comitments	15,500	4,500	—	—	20,000
Total allowance for credit losses	$2,173,683	$27,884	$(811,322)	$12,755	$1,403,000

		Provision for
	January 1,	(recovery of)			December 31,
December 31, 2024	2024	credit losses	Charge-offs	Recoveries	2024
Real Estate Loans:
1-4 Family, including construction	$523,626	$(47,968)	$(12,225)	$7,731	$471,164
Multifamily	12,081	(1,931)	—	—	10,150
Commercial	1,245,891	(32,747)	(760,738)	—	452,406
Construction and development	48,539	(24,010)	—	—	24,529
Farmland	7,525	(687)	—	—	6,838
Other Loans:
Consumer	114,952	(17,153)	(10,121)	2,335	90,013
Commercial and industrial	205,569	156,180	(258,693)	4,055	107,111
Total allowance for credit losses on loans	2,158,183	31,684	(1,041,777)	14,121	1,162,211
Allowance for credit losses on unfunded comitments	15,500	7,450	—	—	22,950
Total allowance for credit losses	$2,173,683	$39,134	$(1,041,777)	$14,121	$1,185,161

Security Midwest Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Information regarding the credit quality indicators most closely monitored, for other than residential real estate loans, by class as of September 30, 2025 and December 31, 2024, is as follows:

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

Security Midwest Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Information regarding the credit quality indicators most closely monitored for other than residential real estate and consumer loans by class as of September 30, 2025 and December 31, 2024, is as follows:

	Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Total
September 30, 2025
Real Estate Loans:
Multifamily:
Risk Rating
Satisfactory	$—	$—	$—	$1,497,912	$2,689,553	$310,816	$4,498,281
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Total Multifamily Loans	$—	$—	$—	$1,497,912	$2,689,553	$310,816	$4,498,281
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—
Commercial
Risk Rating
Satisfactory	$2,336,378	$16,070,023	$16,572,044	$4,678,636	$1,689,505	$7,579,201	$48,925,787
Special Mention	—	74,341	189,903	1,074,673	550,930	-	1,889,847
Substandard	—	99,150	—	—	—	3,082,733	3,181,883
Doubtful	—	—	—	—	—	—	—
Total Commercial Loans	$2,336,378	$16,243,514	$16,761,947	$5,753,309	$2,240,435	$10,661,934	$53,997,517
Current period gross charge-offs	$—	$—	$—	$—	$—	$6,747	$6,747
Construction and development
Risk Rating
Satisfactory	$2,141,472	$200,832	$1,293,724	$—	$—	$—	$3,636,028
Special Mention	—	—	—	—	—	319,837	319,837
Substandard	—	—	—	—	—	28,656	28,656
Doubtful	—	—	—	—	—	—	—
Total Construction and Development Loans	$2,141,472	$200,832	$1,293,724	$—	$—	$348,493	$3,984,521
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—
Farmland
Risk Rating
Satisfactory	$930,000	$124,879	$460,000	$—	$998,988	$1,197,443	$3,711,310
Special Mention	—	—	24,418	—	—	221,761	246,179
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Total Farmland Loans	$930,000	$124,879	$484,418	$—	$998,988	$1,419,204	$3,957,489
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—
Other Loans:
Commercial and industrial
Risk Rating
Satisfactory	$821,730	$3,108,877	$372,342	$3,437,175	$165,271	$2,091,968	$9,997,363
Special Mention	—	—	289,678	13,451	4,005	538,762	845,896
Substandard	—	—	—	—	42,595	70,165	112,760
Doubtful	—	—	—	—	—	—	—
Total Commercial and Industrial Loans	$821,730	$3,108,877	$662,020	$3,450,626	$211,871	$2,700,895	$10,956,019
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Security Midwest Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Total
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

Security Midwest Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table presents the amortized cost in residential and consumer loans based on payment activity:

	Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Total
September 30, 2025
Real Estate Loans:
1-4 Family, including construction
Risk Rating
Performing	$4,110,580	$2,787,285	$3,781,263	$3,496,433	$6,821,951	$10,887,436	$31,884,948
Nonperforming	36,082	110,109	—	—	35,019	397,276	578,486
Total 1-4 Family Loans	$4,146,662	$2,897,394	$3,781,263	$3,496,433	$6,856,970	$11,284,712	$32,463,434
Current period gross charge-offs	$—	$—	$—	$—	$—	$12,874	$12,874
Other Loans:
Consumer
Risk Rating
Performing	$1,233,874	$546,182	$1,232,554	$332,529	$29,193	$1,956,070	$5,330,402
Nonperforming	—	—	—	—	—	37,531	37,531
Total Consumer Loans	$1,233,874	$546,182	$1,232,554	$332,529	$29,193	$1,993,601	$5,367,933
Current period gross charge-offs	$—	$—	$—	$—	$—	$28,630	$28,630

	Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Total
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

Security Midwest Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following tables present the Bank’s loan portfolio aging analysis of the recorded investment in loans as of September 30, 2025 and December 31, 2024:

	September 30, 2025
			Greater Than				Total Loans >
	30-59 Days	60-89 Days	90 Days	Total		Total Loans	90 Days &
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	Accruing
Real Estate Loans
1-4 Family, including construction	$—	$55,716	$363,122	$418,838	$32,044,596	$32,463,434	$—
Multifamily	—	—	—	—	4,498,281	4,498,281	—
Commercial	—	—	—	—	53,997,517	53,997,517	—
Construction and development	—	—	—	—	3,984,521	3,984,521	—
Farmland	—	—	—	—	3,957,489	3,957,489	—
Other Loans:
Consumer	27,283	—	—	27,283	5,340,650	5,367,933	—
Commercial and industrial	—	—	63,333	63,333	10,892,686	10,956,019	—
Total	$27,283	$55,716	$426,455	$509,454	$114,715,740	$115,225,194	$—

	December 31, 2024
			Greater Than				Total Loans >
	30-59 Days	60-89 Days	90 Days	Total		Total Loans	90 Days &
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	Accruing
Real Estate Loans
1-4 Family, including construction	$350,758	$101,642	$590,194	$1,042,594	$31,930,091	$32,972,685	$—
Multifamily	—	—	—	—	4,833,934	4,833,934	—
Commercial	—	—	129,732	129,732	53,755,552	53,885,284	—
Construction and development	—	—	—	—	2,961,682	2,961,682	—
Farmland	—	—	—	—	3,843,489	3,843,489	—
Other Loans:
Consumer	94,771	9,703	28,435	132,909	5,679,211	5,812,120	—
Commercial and industrial	101,905	—	187,769	289,674	9,753,830	10,043,504	—
Total	$547,434	$111,345	$936,130	$1,594,909	$112,757,789	$114,352,698	$—

The following tables present collateral-dependent loans by classes of loan type:

	September 30, 2025
	Type of Collateral
		Business		Allowance
	Real	Assets and		for Credit
	Estate	Other	Total	Losses
Real Estate Loans
1-4 Family, including construction	$752,232	$—	$752,232	$99,370
Multifamily	—	—	—	—
Commercial	3,181,883	—	3,181,883	1,397
Construction and development	28,656	—	28,656	—
Farmland	—	—	—	—
Other Loans:
Consumer	—	37,531	37,531	13,234
Commercial and industrial	—	112,760	112,760	32,664
Total	$3,962,771	$150,291	$4,113,062	$146,665

Security Midwest Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	December 31, 2024
	Type of Collateral
		Business		Allowance
	Real	Assets and		for Credit
	Estate	Other	Total	Losses
Real Estate Loans
1-4 Family, including construction	$989,673	$—	$989,673	$99,370
Multifamily	—	—	—	—
Commercial	2,584,135	—	2,584,135	1,397
Construction and development	28,657	—	28,657	—
Farmland	—	—	—	—
Other Loans:
Consumer	—	67,568	67,568	13,234
Commercial and industrial	—	220,433	220,433	32,664
Total	$3,602,465	$288,001	$3,890,466	$146,665

Non-performing loans as of September 30, 2025 and December 31, 2024, are as follows:

	September 30, 2025
	Nonaccrual	Nonaccrual	Total	Loans >	Total Non-	Interest
	Loans	Loans	Nonaccrual	90 Days &	Performing	Income
	Without ACL	With ACL	Loans	Accruing	Loans	Recognized
Real Estate Loans
1-4 Family, including construction	$303,573	$274,913	$578,486	$—	$578,486	$3,349
Multifamily	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Construction and development	—	—	—	—	—	—
Farmland	—	—	—	—	—	—
Other Loans:
Consumer	—	37,531	37,531	—	37,531	992
Commercial and industrial	63,333	—	63,333	—	63,333	—
Total nonaccrual	$366,906	$312,444	$679,350	$—	$679,350	$4,341

	December 31, 2024
	Nonaccrual	Nonaccrual	Total	Loans >	Total Non-	Interest
	Loans	Loans	Nonaccrual	90 Days &	Performing	Income
	Without ACL	With ACL	Loans	Accruing	Loans	Recognized
Real Estate Loans
1-4 Family, including construction	$538,820	$275,360	$814,180	$—	$814,180	$18,416
Multifamily	—	—	—	—	—	—
Commercial	129,732	—	129,732	—	129,732	—
Construction and development	—	—	—	—	—	—
Farmland	—	—	—	—	—	—
Other Loans:
Consumer	28,435	39,133	67,568	—	67,568	4,776
Commercial and industrial	187,769	32,664	220,433	—	220,433	3,526
Total nonaccrual	$884,756	$347,157	$1,231,913	$—	$1,231,913	$26,718

There were no significant loans modified for borrowers experiencing financial difficulty during the nine months ended September 30, 2025 and the year ended December 31, 2024.

Security Midwest Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4: Borrowings

The Bank had no borrowings outstanding as of September 30, 2025 and December 31, 2024.

Based on a pledge of collateral consisting of all shares of FHLB stock owned, approximately $21,935,000 of the Bank’s qualifying mortgage loans and investment securities with a fair value of approximately $12,488,000 as of September 30, 2025, the Bank was eligible to borrow up to approximately $33,695,000 as of September 30, 2025.

Based on a pledge of collateral consisting of all shares of FHLB stock owned, approximately $22,342,000 of the Bank’s qualifying mortgage loans and investment securities with a fair value of approximately $12,692,000 as of December 31, 2024, the Bank was eligible to borrow up to approximately $34,701,000 as of December 31, 2024.

The Bank has an unsecured federal funds purchase line of credit through the Bankers’ Bank with a maturity date of June 30, 2026. The maximum amount of the established unsecured line is $3,000,000 at September 30, 2025 and December 31, 2024. The line is subject to annual reviews and terms may be altered in the event of significant change in the financial condition of the Bank. Interest rates are variable. There were no funds advanced on this line as of September 30, 2025 and December 31, 2024.

Note 5: Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under U.S. GAAP reporting requirements and regulatory capital standards. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Furthermore, the Bank’s regulators could require adjustments to regulatory capital not reflected in these financial statements.

Quantitative measures established by regulatory reporting standards to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined) to risk-weighted assets (as defined), common equity Tier I capital (as defined) to total risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of September 30, 2025, that the Bank met all capital adequacy requirements to which it is subject.

As of September 30, 2025, the most recent notification from the regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based capital, Tier I risk-based capital, common equity Tier I risk-based capital and Tier I leverage ratios as set forth in the table.

There are no conditions or events since that notification that management believes have changed the Bank’s category.

Security Midwest Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The Bank’s actual and required capital amounts and ratios are as follows:

			Minimum Capital		Minimum to be Well
	Actual		Requirement		Capitalized
September 30, 2025	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Common equity Tier 1 capital to risk-weighted assets	$24,819	21.42%	$5,213	4.50%	$7,530	6.50%

Tier 1 capital to risk-weighted assets	24,819	21.42%	6,951	6.00%	9,268	8.00%

Total capital to risk-weighted assets	25,970	22.42%	9,268	8.00%	11,585	10.00%

Tier 1 leverage to adjusted average assets	24,819	11.96%	8,298	4.00%	10,373	5.00%

			Minimum Capital		Minimum to be Well
	Actual		Requirement		Capitalized
December 31, 2024	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Common equity Tier 1 capital to risk-weighted assets	$18,104	15.73%	$5,178	4.50%	$7,479	6.50%

Tier 1 capital to risk-weighted assets	18,104	15.73%	6,904	6.00%	9,205	8.00%

Total capital to risk-weighted assets	19,386	16.85%	9,205	8.00%	11,506	10.00%

Tier 1 leverage to adjusted average assets	18,104	8.07%	8,969	4.00%	11,211	5.00%

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

Security Midwest Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Recurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2025 and December 31, 2024.

	Fair	Fair Value Measurements Using
	Value	Level 1	Level 2	Level 3
September 30, 2025
Municipal bonds, taxable	$6,594,882	$—	$6,594,882	$—
Municipal bonds, non-taxable	1,713,142	—	1,713,142	—
U.S. Government treasuries	7,551,920	7,551,920	—	—
U.S. Government agencies	1,000,427	—	1,000,427	—
Residential mortgage-backed securities	14,395,005	—	14,395,005	—
Collateralized mortgage obligations	12,868,049	—	12,868,049	—

	Fair	Fair Value Measurements Using
	Value	Level 1	Level 2	Level 3
December 31, 2024
Municipal bonds, taxable	$6,912,398	$—	$6,912,398	$—
Municipal bonds, non-taxable	2,220,973	—	2,220,973	—
U.S. Government treasuries	7,258,290	7,258,290	—	—
U.S. Government agencies	981,591	—	981,591	—
Residential mortgage-backed securities	14,879,830	—	14,879,830	—
Collateralized mortgage obligations	13,159,257	—	13,159,257	—

Following is a description of the valuation methodologies used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There are no liabilities measured at fair value on a recurring basis. There have been no significant changes in the valuation techniques during the nine months ended September 30, 2025 and the year ended December 31, 2024.

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

Security Midwest Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Nonrecurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2025 and December 31, 2024:

	Fair	Fair Value Measurements Using
	Value	Level 1	Level 2	Level 3
September 30, 2025
Collateral dependent loans	$1,402,485	$—	$—	$1,402,485
December 31, 2024
Collateral dependent loans	$1,413,047	$—	$—	$1,413,047

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

The following table provides quantitative information about unobservable inputs used in nonrecurring Level 3 fair value measurements at September 30, 2025 and December 31, 2024:

				Range
	Fair	Valuation	Unbservable	(Weighted-
	Value	Technique	Inputs	Average)
September 30, 2025			Marketability
Collateral dependent loans	$1,402,485	Appraisal	discount	10%
December 31, 2024			Marketability
Collateral dependent loans	$1,413,047	Appraisal	discount	10%

Security Midwest Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The estimated fair values of the Bank’s financial instruments not carried at fair value on the consolidated balance sheets are as follows:

	Carrying	Fair	Fair Value Measurements Using
	Value	Value	Level 1	Level 2	Level 3
September 30, 2025
Financial assets:
Cash and cash equivalents	$34,794,851	$34,794,851	$34,794,851	$—	$—
Held-to-maturity securities	245,000	244,704	—	244,704	—
Loans held for sale	338,453	342,944	—	—	342,944
Loans, net	113,885,820	111,226,000	—	—	111,226,000
FHLB stock	697,500	697,500	—	697,500	—
Mortgage servicing rights, net	329,636	700,000	—	—	700,000
Bank owned life insurance	2,290,112	2,290,112	—	2,290,112	—
Accrued interest receivable	657,720	657,720	657,720	—	—

Financial liabilities:
Deposits	179,750,881	179,697,374	136,647,674	43,049,700	—
Advances by borrowers for
taxes and insurance	214,089	214,089	—	214,089	—
Accrued interest payable	47,616	47,616	47,616	—	—

	Carrying	Fair	Fair Value Measurements Using
	Value	Value	Level 1	Level 2	Level 3
December 31, 2024
Financial assets:
Cash and cash equivalents	$43,540,304	$43,540,304	$43,540,304	$—	$—
Held-to-maturity securities	980,144	968,407	—	968,407	—
Loans, net	113,048,131	108,902,000	—	—	108,902,000
FHLB stock	697,500	697,500	—	697,500	—
Mortgage servicing rights, net	325,761	713,494	—	—	713,494
Bank owned life insurance	2,237,215	2,237,215	—	2,237,215	—
Accrued interest receivable	710,199	710,199	710,199	—	—

Financial liabilities:
Deposits	199,372,024	199,177,656	152,823,856	46,353,800	—
Advances by borrowers for
taxes and insurance	356,424	356,424	—	356,424	—
Accrued interest payable	64,441	64,441	64,441	—	—

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

Security Midwest Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7: Stock Conversion and Change in Corporate Form

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

The Bank intends to withdraw from the multi-employer defined benefit plan as disclosed in the prospectus. The withdrawal from the plan will require a payment by the Bank to the plan, estimated at $1.4 million based on July 1, 2024 valuation information. This payment will be recorded as a current period expense when paid.

The Bank has established a liquidation account in the amount of retained earnings contained in the final prospectus. The liquidation account will be maintained for the benefit of eligible savings account holders who maintain deposit accounts in the Bank after conversion.

The conversion was accounted for as a change in corporate form with the historic basis of the Bank’s assets, liabilities and equity unchanged as a result. Security Midwest Bancorp, Inc.is an emerging growth company, and, for as long as it continues to be an emerging growth company, it may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies.” Security Midwest Bancorp, Inc. intends to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Accordingly, its financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards.

Note 8: Employee Stock Option Plan (ESOP)

In connection with the Conversion, the Company established an Employee Stock Ownership Plan (“ESOP”) for the exclusive benefit of eligible employees. It is expected that the Bank will make annual contributions to the ESOP in amounts as defined by the ESOP loan documents. The contributions will be used to repay the ESOP loan. Certain ESOP shares are pledged as collateral for the ESOP loan. As the ESOP loan is repaid, shares are released from collateral and allocated to eligible participants, based on the proportion of loan repayments paid in the year. Shares allocated to eligible participants will become 100% vested upon completion of five years of service with the Bank, including years of service prior to the formation of the ESOP.

At September 30, 2025, there were no shares allocated to participants. There were 1,246 shares committed to be released to participants and 61,039 unallocated shares. The fair value of unallocated ESOP shares totaled $772,000 at September 30, 2025.

In connection with the Company’s Conversion, the ESOP borrowed $622,850 from the Company for the purpose of purchasing shares of the Company’s stock. A total of 62,285 shares were purchased with the loan proceeds. Company stock purchased by the ESOP is shown as a reduction of stockholders’ equity. The ESOP loan is expected to be repaid over a period of 20 years.

The annual contribution to the ESOP will be made during the period ending December 31, 2025, as loan payments are scheduled to be made annually on December 31st of each year. Compensation expense is recognized over the service period based on the average fair value of the shares and totaled $15,125 for both the three and nine months ended September 30, 2025. There was no ESOP compensation expense for the three- and nine-month periods ended September 30, 2024.

Security Midwest Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 9: Earnings Per Share

Basic earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Unallocated common shares held by the ESOP are shown as a reduction in stockholders’ equity and are excluded from weighted-average common shares outstanding for both basic and diluted earnings per share calculations until they are committed to be released.

The Company had no dilutive or potentially dilutive securities during the three- and nine-month periods ended September 30, 2025.

Weighted-average shares outstanding for the three- and nine month periods ended September 30, 2025,have been calculated assuming the shares were outstanding at the beginning of each respective period.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Net income	$281,057	$371,263	$1,032,150	$907,822

Weighted-average common shares outstanding, gross	889,781	—	889,781	—

Less unallocated ESOP shares	(61,652)	—	(61,652)	—

Weighted-average common shares outstanding	828,129	—	828,129	—

Earnings per shares- basic and diluted	$0.34	n/a	$1.25	n/a

Note 10: Subsequent Events

During October 2025, the Company initiated a strategy to restructure a part of the investment securities portfolio by disposing of certain lower-yielding investment securities and reinvesting the proceeds into higher yielding securities. As a result, the Company sold $8.0 million of securities and realized a pretax loss on sale of approximately $419,000. The sales proceeds were redeployed into higher yielding securities and management anticipates a recovery of the loss incurred, through the enhanced yields obtained, within 18 months. The strategy also includes a leveraged purchase of higher yielding securities, whereby the Company has committed to borrow up to $40.0 million from the FHLB and intends to invest these proceeds into purchases of higher-yielding investment securities.

Security Midwest Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion and analysis reflects our financial information and other relevant statistical data, and is intended to enhance your understanding of our financial condition and results of operations. The information in this section has been derived from the accompanying unaudited financial statements and the audited consolidated financial statements, which appear beginning on page F-1 of our prospectus dated May 14, 2025.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “intend,” “anticipate,” “assume,” “plan,” “seek,” “expect,” “will,” “may,” “should,” “indicate,” “would,” “believe,” “contemplate,” “continue,” “target” and words of similar meaning. These forward-looking statements include, but are not limited to:

•
statements of our goals, intentions and expectations;
•
statements regarding our business plans, prospects, growth and operating strategies;
•
statements regarding the asset quality of our loan and investment portfolios; and
•
estimates of our risks and future costs and benefits.

These forward-looking statements are based on our current beliefs and expectations and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. We are under no duty to and do not take any obligation to update any forward-looking statements after the date of this report.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•
acts of war, terrorism, natural disasters or global market disruptions, including global pandemics;

•
general economic conditions, including any recessionary conditions and/or increases in unemployment, either nationally or in our market areas, that are worse than expected;

•
adverse changes in the financial services industry, securities and local real estate markets (including real estate values);
•
our ability to access cost-effective funding and to maintain adequate liquidity, primarily through deposits;
•
significant increases in our loan losses, including as a result of our inability to resolve classified and non-performing assets or reduce risks associated with our loans, and management’s assumptions in determining the adequacy of the allowance for credit losses;
•
credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and in our allowance for credit losses and provision for credit losses;
•
our ability to implement and change our business strategies, including our ability to attract and maintain deposits and our success in introducing new financial products;
•
competition among depository and other financial institutions, including with respect to our ability to charge overdraft fees;

Security Midwest Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

•
inflation and changes in the interest rate environment that reduce our margins and yields, the fair value of financial instruments or our level of loan originations, or increase the level of defaults, losses and prepayments on loans originated for holding in our portfolio;
•
monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board;
•
our success in increasing our commercial real estate and commercial and industrial lending;
•
our ability to maintain or improve our asset quality even as we increase our commercial real estate and commercial and industrial lending;
•
fluctuations in the demand for loans, deposits and non-banking services in our market area, including changes in consumer spending and savings habits;
•
technological changes that may be more difficult or expensive than expected;
•
changes in accounting and/or tax estimates;
•
risks related to a high concentration of loans secured by real estate located in our market area;
•
our ability to enter new markets successfully and capitalize on growth opportunities;
•
changes in laws or government regulations or policies affecting financial institutions and/or their holding companies, including changes in regulatory fees, capital requirements and insurance premiums;
•
changes in laws or government regulations or policies affecting the cannabis industry;
•
changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;
•
changes in our compensation and benefit plans, our ability to attract and retain key members of our senior management team and our ability to address staffing needs expeditiously in response to product demand or to implement our strategic plans;
•
loan delinquencies and changes in the underlying cash flows of our borrowers;
•
our ability to control costs and expenses, particularly those associated with operating as a public reporting company;
•
a failure or breach of our operational or security systems or infrastructure, including cyberattacks;
•
our ability to manage market risk, credit risk and operational risk;

•
the potential effects of new or increased tariffs and trade restrictions;

•
the ability of third-party service providers to perform their obligations to us; and
•
other economic, competitive, governmental, regulatory and operational factors affecting our operations, pricing, products and services described elsewhere in this prospectus.

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

Security Midwest Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

Security Midwest Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

Comparison of Financial Condition at September 30, 2025 and December 31, 2024

Total assets. Total assets were $203.9 million at September 30, 2025, a decrease of $10.7 million, or 5.0%, from December 31, 2024. The decrease was primarily comprised of a decrease in cash and cash equivalents of $8.7 million and a decrease in aggregate investment securities (available for sale and held to maturity) of $2.0 million, which were partially offset by an increase in loans held for sale and loans, net of $1.2 million.

Cash and cash equivalents. Cash and cash equivalents decreased by $8.7 million, or 20.1%, to $34.8 million at September 30, 2025 from December 31, 2024. The decrease was due primarily to a decrease in deposits of $19.6 million, which was partially offset by net proceeds received from the issuance of common stock totaling $6.7 million.

Investment securities. Investment securities, comprised of both available for sale and held to maturity securities, decreased $2.0 million, or 4.4%, to $44.4 million at September 30, 2025 from $46.4 million at December 31, 2024. The decrease was due primarily to maturities and repayments of investments totaling $3.9 million, partially offset by the effect of a $2.1 million decrease in the gross unrealized loss on securities available for sale during the nine months ended September 30, 2025 to a total unrealized loss of $4.5 million at September 30, 2025 compared to $6.6 million at December 31, 2024. At September 30, 2025 and December 31, 2024, investment securities held to maturity consisted solely of certificates of deposit totaling $245,000 and $980,000, respectively. We have used the proceeds from repayments and maturities of securities primarily to fund new loan originations and deposit withdrawals.

Loans held for sale. Loans held for sale increased $338,000 at September 30, 2025. The Bank had no loans held for sale at December 31, 2024. During the nine months ended September 30, 2025, loans originated for sale totaled $5.9 million, an increase of $3.9 million over the nine months ended September 30, 2024.

Gross loans. Gross loans increased by $827,000, or 0.7%, to $115.0 million at September 30, 2025 compared to December 31, 2024. During the nine months ended September 30, 2025, loan originations totaled $27 million, an increase of $6 million, or 28.6%, compared to the loan origination volume of $21 million for the nine months ended September 30, 2024.

During the nine months ended September 30, 2025, the increase in our loan portfolio was primarily comprised of increases in: construction and development loans of $1.0 million, or 34.5% to $4.0 million at September 30, 2025; and commercial and industrial loans of $913,000, or 9.1% to $11.0 million at September 30, 2025, which were partially offset by decreases in residential one- to four-family residential real estate loans of $509,000, or 1.5% to $32.5 million at September 30, 2025; multifamily real estate loans of $336,000, or 6.9% to $4.5 million at September 30, 2025; and consumer loans of $444,000, or 7.6%, to $5.4 million at September 30, 2025.

Security Midwest Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Our strategy is to grow our loan portfolio, with a focus on owner-occupied one- to four-family residential real estate loans and commercial loans (both commercial real estate and commercial and industrial).

Deposits. Deposits decreased by $19.6 million, or 9.8%, to $179.8 million at September 30, 2025 from $199.4 million at December 31, 2024. The decrease was primarily due to decreases in demand deposits of $15.2 million, or 12.0%, to $111.6 million at September 30, 2025, primarily comprised of normal, expected deposit flows within our CRB customer portfolio; certificates of deposit of $3.4 million, or 7.4%, to $43.1 million at September 30, 2025 and savings deposits of $1.0 million, or 3.9%, to $25.0 million at September 30, 2025, compared to December 31, 2024.

At each of September 30, 2025 and December 31, 2024, we had a concentration of deposits from cannabis-related business (CRB) customers, comprised primarily of commercial demand accounts. These deposits totaled $45.2 million and $58.6 million at these respective dates.

During the nine months ended September 30, 2025, we continued our strategy of pursuing growth in demand accounts and other lower cost core deposits, in part by enhancing the products and services we offer, including mobile banking capabilities, expanding our offering of CRB services into other states, and streamlining commercial banking services through enhanced cash management and treasury management services. We intend to continue our efforts to increase our core deposit base, with an emphasis on growth in consumer and business demand deposits.

Borrowings. We had no outstanding advances from the Federal Home Loan Bank at either September 30, 2025 or December 31, 2024.

Shareholders' Equity. Shareholders' equity increased $9.3 million, or 66.5%, to $23.2 million at September 30, 2025, compared to $13.9 million at December 31, 2024. The increase was due primarily to the completion of the common stock offering and issuance of the common stock, resulting in total proceeds, net of offering costs, of $6.7 million, along with net income of $1.0 million during the nine months ended September 30, 2025 combined with a $1.5 million decrease in accumulated other comprehensive loss.

Comparison of Operating Results for the Three Months ended September 30, 2025 and 2024

General. Net income for the three months ended September 30, 2025 was $281,000, a decrease of $90,000, or 24.3%, compared to the three months ended September 30, 2024. The decrease in net income was primarily due to a $265,000 increase in noninterest expense and an $11,000 decrease in noninterest income, which were partially offset by a $149,000 increase in net interest income, a $28,000 decrease in the provision for credit losses, and a $10,000 decrease in income taxes.

Interest income. Interest income decreased $93,000, or 3.6%, to $2.5 million for the three months ended September 30, 2025 from $2.6 million for the three months ended September 30, 2024. This decrease was attributable to a $52,000, or 15.6%, decrease in interest on investment securities and a $208,000, or 41.3%, decrease in interest on interest-bearing deposits and other assets, which were partially offset by a $167,000, or 9.4%, increase in interest on loans. The increase in interest income on loans was primarily due to the increase in the yield earned on the loan portfolio.

The average yield on loans increased by 28 basis points to 6.75% for the three months ended September 30, 2025 from 6.47% for the three months ended September 30, 2024, while the average balance of loans increased by $5.4 million, or 4.9%, to $114.7 million during the three months ended September 30, 2025 compared to the average balance for the three months ended September 30, 2024. The increase in the average yield was due to the increase in market interest rates period-to-period.

The average balance of investment securities decreased $5.2 million, or 9.5%, to $49.3 million for the three months ended three months ended September 30, 2025 from the three months ended September 30, 2024, while the average yield on investment securities decreased by 16 basis points to 2.28% for the three months ended September 30, 2025 from 2.44% for the three months ended September 30, 2024.

The average balance of interest-bearing deposits and other assets, comprised primarily of certificates of deposit in other financial institutions, overnight deposits and stock in the Federal Home Loan Bank, decreased $13.5 million, or 30.9%, to $30.2 million for the three months ended September 30, 2025, while the average yield decreased 70 basis points, to 3.92% for the three months ended September 30, 2025 from 4.62% for the three months ended September 30, 2024.

Security Midwest Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Interest Expense. Total interest expense decreased $242,000, or 30.9%, to $542,000 for the three months ended September 30, 2025, compared to $784,000 for the three months ended September 30, 2024. The decrease was wholly comprised of a decrease in interest expense on deposits. The decrease in interest expense on deposits was primarily due to a decrease of 64 basis points in the average cost of deposits to 1.75% for the three months ended September 30, 2025 from 2.39% for the three months ended September 30, 2024 and a decrease of $7.4 million, or 5.6%, in the average balance of deposits, to $123.7 million for the three months ended September 30, 2025 from $131.1 million for the three months ended September 30, 2024.

Net Interest Income. Net interest income increased $149,000, or 8.2%, to $2.0 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The interest rate spread increased to 3.42% for the three months ended September 30, 2025 from 2.63% for the three months ended September 30, 2024. The net interest margin increased to 4.06% for the three months ended September 30, 2025 from 3.51% for the three months ended September 30, 2024, as net interest-earning assets increased during the quarter compared to the same period in 2024.

	For the Three Months Ended September 30,
	2025			2024
	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate
Interest-earning assets:	(Dollars in thousands)
Loans	$114,716	$1,935	6.75%	$109,357	$1,768	6.47%
Investment securities	49,338	281	2.28%	54,491	333	2.44%
Interest-bearing deposits and other	30,187	296	3.92%	43,657	504	4.62%
Total interest-earning assets	194,241	2,512	5.17%	207,505	2,605	5.02%
Non-interest-earning assets	9,654			8,353
Allowance for credit losses	(1,150)			(1,359)
Total assets	$202,745			$214,499

Interest-bearing liabilities:
Interest-bearing demand	$56,232	126	0.90%	$54,147	159	1.17%
Savings accounts	25,438	23	0.36%	25,776	18	0.28%
Certificates of deposit	42,041	393	3.74%	51,141	607	4.75%
Total deposits	123,711	542	1.75%	131,064	784	2.39%
Borrowings	1	—	0.00%	3	—	0.00%
Total interest-bearing liabilities	123,712	542	1.75%	131,067	784	2.39%
Non-interest-bearing deposits	62,002			67,931
Non-interest-bearing liabilities	920			1,372
Total liabilities	186,634			200,370
Equity	16,111			14,129
Total liabilities and equity	$202,745			$214,499

Net interest income		$1,970			$1,821
Net interest rate spread			3.42%			2.63%
Net interest-earning assets	$70,529			$76,438
Net interest margin			4.06%			3.51%
Average interest-earning assets to interest-bearing liabilities	157.01%			158.32%

Security Midwest Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	Three Months Ended September 30,
	2025 vs. 2024
			Total
	Increase (decrease) due to		Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$89	$78	$167
Investment securities	(30)	(22)	(52)
Other interest-earning assets	(140)	(68)	(208)
Total interest-earning assets	(81)	(12)	(93)

Interest-bearing liabilities:
Interest-bearing demand	6	(39)	(33)
Savings accounts	—	5	5
Certificates of deposit	(98)	(116)	(214)
Total deposits	(92)	(150)	(242)
Borrowings	—	—	—
Total interest-bearing liabilities	(92)	(150)	(242)
Change in net interest income	$11	$138	$149

Provision for Credit Losses. Based on an analysis of the factors described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Allowance for Credit Losses,” we did not record a provision for credit losses for the three months ended September 30, 2025, a decrease of $28,000 from the three months ended September 30, 2024. The allowance for credit losses was $1.2 million at September 30, 2025 and $1.4 million at September 30, 2024 and represented 1.00% of total loans at September 30, 2025 and 1.22% of total loans at September 30, 2024. Net charge-offs (recoveries) totaled $(2,000) and $4,000 during the three months ended September 30, 2025 and 2024, respectively.

Management’s determination of the allowance balance at September 30, 2025 included consideration of the $2.2 million, or 2.0%, increase in loans outstanding during the three months ended September 30, 2025, along with decreases in nonperforming and delinquent loans. Total nonperforming loans were $679,000 at September 30, 2025, compared to $1.2 million at December 31, 2024. Total loans past due 30 days or greater were $509,000 and $1.6 million at those respective dates. As a percentage of nonperforming loans, the allowance for credit losses was 169.4% at September 30, 2025 compared to 94.3% at December 31, 2024.

Our estimates and assumptions used in the determination of the adequacy of the allowance for credit losses could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions. Any such increase in future provisions that may be required may adversely impact our financial condition and results of operations.

Noninterest Income. Noninterest income information is as follows.

	Three Months Ended September 30,		Change
	2025	2024	Amount	Percent
	(Dollars in thousands)
Service fees on deposit accounts	$240	$269	$(29)	-10.8%
Debit card fees	97	104	(7)	-6.7%
Mortgage loan servicing fees, net	28	32	(4)	-12.5%
Gain on sale of loans	39	21	18	85.7%
Other	89	79	10	12.7%
Total noninterest income	$493	$505	$(12)	-2.4%

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

Security Midwest Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

overall number of CRB accounts period over period, as we have focused on expanding our CRB relationship base to smaller customers.

Noninterest Expense. Noninterest expense information is as follows.

	Three Months Ended September 30,		Change
	2025	2024	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$1,264	$999	$265	26.5%
Occupancy and equipment	130	141	(11)	-7.8%
Data processing fees	190	154	36	23.4%
FDIC insurance premiums	18	36	(18)	-50.0%
Advertising	46	53	(7)	-13.2%
Director fees	24	25	(1)	-4.0%
Debit card expense	17	19	(2)	-10.5%
Professional fees	191	170	21	12.4%
Telephone and internet	35	34	1	2.9%
Other	150	169	(19)	-11.2%
Total noninterest expense	$2,065	$1,800	$265	14.7%

The increase in salaries and employee benefits was due primarily to an increase in staffing levels and normal annual merit increases. The increase in data processing fees is attributable to implementation of new software to enhance the efficiency and productivity in the Loan Department, partially offset by a decrease in core processing expenses. The increase in professional fees was due primarily to an increase in audit fees, partially offset by a decrease in consulting fees. The decrease in other expense was due primarily to a nonrecurring expense in the 2024 period related to a customer appreciation event along with a decrease in charges for Federal Reserve processing and courier services, due to reduction in volume of courier services in 2025.

Income Taxes. Income taxes decreased by $10,000 or 7.7%, to $118,000 for the three months ended September 30, 2025, compared to $127,000 for the three months ended September 30, 2024. The decrease in the income tax provision for the three months ended September 30, 2025 was due primarily to a $100,000, or 20.1% decrease in pretax income. The effective tax rates were 29.5% and 25.5% for the three months ended September 30, 2025 and 2024, respectively.

Comparison of Operating Results for the Nine Months Ended September 30, 2025 and 2024

General. Net income for the nine months ended September 30, 2025 was $1.0 million, an increase of $124,000, or 13.7%, compared to the nine months ended September 30, 2024. The increase in net income was primarily due to a $627,000 increase in net interest income, a $46,000 increase in noninterest income and a $19,000 decrease in the provision for credit losses, which were partially offset by a $495,000 increase in noninterest expense and a $73,000 increase in income taxes.

Interest income. Interest income increased $122,000, or 1.7%, to $7.5 million for the nine months ended September 30, 2025 from $7.4 million for the nine months ended September 30, 2024. This increase was attributable to a $638,000, or 12.9%, increase in interest on loans, which was partially offset by a $142,000, or 13.8%, decrease in interest on investment securities and a $374,000, or 26.2%, decrease in interest on interest-bearing deposits and other assets. The increase in interest income on loans was primarily due to the increase in the yield earned on the loan portfolio.

The average yield on loans increased by 53 basis points to 6.56% for the nine months ended September 30, 2025 from 6.03% for the nine months ended September 30, 2024, while the average balance of loans increased by $4.3 million, or 3.9%, to $113.2 million during the nine months ended September 30, 2025 compared to the average balance for the nine months ended September 30, 2024. The increase in the average yield was due to the increase in market interest rates period-to-period.

The average balance of investment securities decreased $5.0 million, or 8.9%, to $50.7 million for the nine months ended September 30, 2025 for the nine months ended September 30, 2024, while the average yield on investment securities decreased by 13 basis points to 2.33% for the nine months ended September 30, 2025 from 2.46% for the nine months ended September 30, 2024.

Security Midwest Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The average balance of interest-bearing deposits and other assets, comprised primarily of certificates of deposit in other financial institutions, overnight deposits and stock in the Federal Home Loan Bank, decreased $5.2 million, or 13.0%, to $34.5 million for the nine months ended September 30, 2025, while the average yield decreased 73 basis points, to 4.07% for the nine months ended September 30, 2025 from 4.80% for the nine months ended September 30, 2024.

Interest Expense. Total interest expense decreased $505,000, or 23.3%, to $1.7 million for the nine months ended September 30, 2025, compared to $2.2 million for the nine months ended September 30, 2024. The decrease was substantially comprised of a decrease in interest expense on deposits. The decrease in interest expense on deposits was primarily due to a decrease of 40 basis points in the average cost of deposits to 1.79% for the nine months ended September 30, 2025 from 2.19% for the nine months ended September 30, 2024, and a decrease of $7.9 million, or 6.0%, in the average balance of deposits, to $124.0 million for the nine months ended September 30, 2025 from $131.9 million for the nine months ended September 30, 2024.

Net Interest Income. Net interest income increased $627,000, or 12.0%, to $5.8 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The interest rate spread increased to 3.25% for the nine months ended September 30, 2025 from 2.63% for the nine months ended September 30, 2024. The net interest margin increased to 3.93% for the nine months ended September 30, 2025 from 3.41% for the nine months ended September 30, 2024.

	For the Nine Months Ended September 30,
	2025			2024
	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate
Interest-earning assets:	(Dollars in thousands)
Loans	$113,206	$5,567	6.56%	$108,922	$4,929	6.03%
Investment securities	50,682	885	2.33%	55,654	1,027	2.46%
Interest-bearing deposits and other	34,542	1,055	4.07%	39,715	1,429	4.80%
Total interest-earning assets	198,430	7,507	5.04%	204,291	7,385	4.82%
Non-interest-earning assets	8,856			7,762
Allowance for credit losses	(1,150)			(1,719)
Total assets	$206,136			$210,334

Interest-bearing liabilities:
Interest-bearing demand	$54,956	358	0.87%	$59,748	563	1.26%
Savings accounts	25,768	61	0.32%	27,269	54	0.26%
Certificates of deposit	43,236	1,242	3.83%	44,834	1,546	4.60%
Total deposits	123,960	1,661	1.79%	131,851	2,163	2.19%
Borrowings	1	—	0.00%	79	3	5.06%
Total interest-bearing liabilities	123,961	1,661	1.79%	131,930	2,166	2.19%
Non-interest-bearing deposits	65,747			63,397
Non-interest-bearing liabilities	771			910
Total liabilities	190,479			196,237
Equity	15,657			14,097
Total liabilities and equity	$206,136			$210,334

Net interest income		$5,846			$5,219
Net interest rate spread			3.25%			2.63%
Net interest-earning assets	$74,469			$72,361
Net interest margin			3.93%			3.41%

Average interest-earning assets to interest-bearing liabilities	160.07%			154.85%

Security Midwest Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	Nine Months Ended September 30,
	2025 vs. 2024
			Total
	Increase (decrease) due to		Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$199	$439	$638
Investment securities	(89)	(53)	(142)
Other interest-earning assets	(173)	(201)	(374)
Total interest-earning assets	(63)	185	122

Interest-bearing liabilities:
Interest-bearing demand	(42)	(163)	(205)
Savings accounts	(3)	10	7
Certificates of deposit	(53)	(251)	(304)
Total deposits	(98)	(404)	(502)
Borrowings	(3)	—	(3)
Total interest-bearing liabilities	(101)	(404)	(505)
Change in net interest income	$38	$589	$627

Provision for Credit Losses. Based on an analysis of the factors described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Allowance for Credit Losses,” we recorded a $9,000 provision for credit losses for the nine months ended September 30, 2025, a decrease of 68.6%, compared to the nine months ended September 30, 2024. The allowance for credit losses was $1.2 million at September 30, 2025 and $1.4 million at September 30, 2024 and represented 1.00% of total loans at September 30, 2025 and 1.22% of total loans at September 30, 2024. Net charge-offs totaled $10,000 and $799,000 during the nine months ended September 30, 2025 and 2024, respectively.

Management’s determination of the allowance balance at September 30, 2025 included consideration of the $872,000, or 0.8%, increase in loans outstanding during the nine months ended September 30, 2025, along with decreases in nonperforming and delinquent loans. Total nonperforming loans were $679,000 at September 30, 2025, compared to $1.2 million at December 31, 2024. Total loans past due 30 days or greater were $509,000 and $1.6 million at those respective dates. As a percentage of nonperforming loans, the allowance for credit losses was 169.4% at September 30, 2025 compared to 94.3% at December 31, 2024.

Our estimates and assumptions used in the determination of the adequacy of the allowance for credit losses could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions. Any such increase in future provisions that may be required may adversely impact our financial condition and results of operations.

Noninterest Income. Noninterest income information is as follows.

	Nine Months Ended September 30,		Change
	2025	2024	Amount	Percent
	(Dollars in thousands)
Service fees on deposit accounts	$741	$793	$(52)	-6.6%
Debit card fees	294	312	(18)	-5.8%
Mortgage loan servicing fees, net	87	101	(14)	-13.9%
Gain on sale of loans	112	41	71	173.2%
Other	215	156	59	37.8%
Total noninterest income	$1,449	$1,403	$46	3.3%

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

Security Midwest Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

overall number of CRB accounts period over period, as we have focused on expanding our CRB relationship base to smaller customers.

Noninterest Expense. Noninterest expense information is as follows.

	Nine Months Ended September 30,		Change
	2025	2024	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$3,499	$3,021	$478	15.8%
Occupancy and equipment	429	416	13	3.1%
Data processing fees	486	432	54	12.5%
FDIC insurance premiums	69	99	(30)	-30.3%
Advertising	140	117	23	19.7%
Director fees	72	74	(2)	-2.7%
Debit card expense	53	57	(4)	-7.0%
Professional fees	484	485	(1)	-0.2%
Telephone and internet	106	99	7	7.1%
Other	513	556	(43)	-7.7%
Total noninterest expense	$5,851	$5,356	$495	9.2%

The increase in salaries and employee benefits was due primarily to an increase in staffing levels and normal annual merit increases. The increase in data processing fees is attributable to implementation of new software to enhance the efficiency and productivity in the Loan Department, partially offset by a decrease in core processing expenses. The increase in advertising was due primarily to timing of advertising events and increase in business development expenses with the addition of a VP of Business Development. The decrease in other expense was due primarily to a nonrecurring expense in the 2024 period related to a customer appreciation event along with a decrease in charges for Federal Reserve processing and courier services, due to reduction in volume of courier services in 2025.

Income Taxes. Income taxes increased by $73,000, or 22.2%, to $404,000 for the nine months ended September 30, 2025, compared to $331,000 for the nine months ended September 30, 2024. The increase in the income tax provision for the nine months ended September 30, 2025 was due primarily to a $198,000, or 16.0% increase in pretax income. The effective tax rates were 28.1% and 26.7% for the nine months ended September 30, 2025 and 2024 and 2024, respectively.

Security Midwest Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

The table below sets forth, as of September 30, 2025, the calculation of the estimated changes in our net interest income that would result from the designated instantaneous changes in the United States Treasury yield curve.

At September 30, 2025
Change in Interest Rates (basis	Net Interest Income	Year 1 Change
points) (1)	Year 1 Forecast	From Level
400	$9,041	10.91%
300	8,855	8.62%
200	8,640	5.99%
100	8,419	3.28%
Level	8,152	—
(100)	7,678	-5.81%
(200)	7,109	-12.79%
(300)	6,376	-21.79%
(400)	5,993	-26.48%

(1)
Assumes an instantaneous uniform change in interest rates at all maturities.

Security Midwest Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The table above indicates that at September 30, 2025, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would have experienced a 5.99% increase in net interest income, and in the event of an instantaneous parallel 200 basis point decrease in interest rates, we would have experienced an 12.79% decrease in net interest income.

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

The table below sets forth, as of September 30, 2025, the calculation of the estimated changes in our EVE that would result from the designated immediate changes in the United States Treasury yield curve.

At September 30, 2025
Change in				EVE as a Percentage of Present Value of Assets (3)
Interest Rates (basis		Estimated Increase (Decrease) in EVE		EVE	Increase (Decrease)
points) (1)	Estimated EVE (2)	Amount	Percent	Ratio (4)	(basis points)
(Dollars in thousands)
400	$51,244	$742	1.47%	28.42%	307
300	51,715	1,213	2.40%	28.00%	265
200	51,888	1,386	2.74%	27.40%	205
100	51,637	1,135	2.25%	26.57%	122
Level	50,502	—	—	25.35%	—
(100)	49,803	(699)	-1.38%	24.44%	(91)
(200)	43,980	(6,522)	-12.91%	21.14%	(421)
(300)	36,709	(13,793)	-27.31%	17.33%	(802)
(400)	27,539	(22,963)	-45.47%	12.81%	(1,254)

(1)
Assumes an immediate uniform change in interest rates at all maturities.
(2)
EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)
Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)
EVE Ratio represents EVE divided by the present value of assets.

The table above indicates that at September 30, 2025, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would have experienced a 2.74% increase in EVE, and in the event of an instantaneous parallel 200 basis point decrease in interest rates, we would have experienced a 12.91% decrease in EVE. At September 30, 2025, all estimated changes presented in the above tables were within the current policy limits established by the board of directors.

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

Security Midwest Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

changes in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the tables.

Interest rate risk calculations also may not reflect the fair values of financial instruments. For example, decreases in market interest rates can increase the fair values of our loans, deposits and borrowings.

Liquidity and Capital Resources

Liquidity Management. Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from sales, maturities and calls of securities. We also have the ability to borrow from the Federal Home Loan Bank of Chicago. At September 30, 2025, we had the ability to borrow approximately $33.7 million from the Federal Home Loan Bank of Chicago, and we also had the ability to borrow $3.0 million from a private bankers’ bank at that date. We had no borrowings outstanding at September 30, 2025.

The board of directors is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We calculate our liquidity ratio as the sum of cash, short-term assets (generally securities with a remaining maturity of less than one year) and marketable assets divided by the sum of net deposits (generally time deposits of $250,000 or more and brokered deposits less than $250,000), short-term liabilities (generally borrowings with a remaining maturity of one year or less) and volatile liabilities (generally federal funds purchased, securities sold under agreements to repurchase, and time deposits of $250,000 or more). We seek to maintain a liquidity ratio of 20.0% or greater. We believe that we had enough sources of liquidity to satisfy our short and long-term liquidity needs as of September 30, 2025.

We monitor and adjust our investments in liquid assets based upon our assessment of: (1) expected deposit flows; (2) expected loan demand; (3) yields available on cash and cash equivalents and securities; and (4) the objectives of our asset/liability management program. Excess liquid assets are invested generally in cash and cash equivalents and short- and intermediate-term securities.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and cash equivalents, which include federal funds sold. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At September 30, 2025, cash and cash equivalents totaled $34.8 million. Investment securities classified as available-for-sale, which provide an additional source of liquidity, totaled $44.1 million at September 30, 2025.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities.

For the nine months ended September 30, 2025, cash flows from operating activities, investing activities and financing activities resulted in a net decrease in cash and cash equivalents of $8.7 million. Net cash provided by operating activities amounted to $1.5 million, primarily due to net income of $1.0 million. Net cash provided by investing activities amounted to $2.8 million, primarily due to the proceeds from maturities and paydowns or investment securities of $3.9 million, which was partially offset by an increase in loans of $1.0 million. Net cash used in financing activities amounted to $13.0 million, primarily due to a net decrease in deposits of $19.6 million, which was partially offset by net proceeds from issuance of common stock of $6.7 million.

For the nine months ended September 30, 2024, cash flows from operating activities, investing activities and financing activities resulted in a net increase in cash and cash equivalents of $38.4 million. Net cash provided by operating activities amounted to $1.1 million, primarily due to net income of $908,000. Net cash used in investing activities amounted to $2.5 million, primarily due to a net

Security Midwest Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

increase in gross loans of $5.4 million, which was partially offset by proceeds from maturities and paydowns on investment securities of $2.9 million. Net cash provided by financing activities amounted to $39.8 million, primarily due to a net increase in deposits of $50.5 million, partially offset by a $10.5 million repayment of FHLB advances. For further information, see the statements of cash flows contained in the consolidated financial statements.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. We had loan commitments of $10.5 million at September 30, 2025. Certificates of deposit due within one year of September 30, 2025, totaled $40.0 million, or 92.9% of our certificates of deposit, and 22.3% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Management. At September 30, 2025 and December 31, 2024, Security Bank exceeded all regulatory capital requirements and was considered “well capitalized” under regulatory guidelines. See “Regulation and Supervision—Federal Bank Regulation—Capital Requirements” and Note 5 of the Notes to the Consolidated Financial Statements.

Item 4. Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2025. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2025, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Security Midwest Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. At September 30, 2025, we were not involved in any legal proceedings the outcome of which would be material to our financial condition or results of operations.

Item 1A. Risk Factors.

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable

Item 3. Defaults Upon Senior Securities.

Not applicable

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

Not applicable

Security Midwest Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

* Filed herewith.

Security Midwest Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SECURITY MIDWEST BANCORP, INC.

Date: November 14,2025	By:	/s/ Stephan P. Antonacci
Stephan P. Antonacci
President and Chief Executive Officer

Date: November 14,2025	By:	/s/ Brenda Minder
Brenda Minder
Executive Vice President and Chief Financial Officer