Form 10-K
period 2025-12-31
Security Midwest Bancorp, Inc.
filed 2026-04-07
CIK 2036060

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 000-56767

Security Midwest Bancorp, Inc.

(Exact name of Registrant as specified in its Charter)

Maryland	99-4917712
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
510 E Monroe Springfield, Illinois	62701
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (217) 789-3500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on OTCQB Market of $11.40 on August 1, 2025 (the first day of trading of the Registrant's common stock ) was $8.4 million.

The number of shares of Registrant’s Common Stock outstanding as of March 23, 2026 was 889,781.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Part III will be included by amendment to this Annual Report or by incorporation by reference to the Registrant's Definitive Proxy Statement for the 2026 Annual Meeting of Stockholders.

PART I

Item 1. Business.

Forward Looking Statements

This annual report contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “intend,” “anticipate,” “assume,” “plan,” “seek,” “expect,” “will,” “may,” “should,” “indicate,” “would,” “believe,” “contemplate,” “continue,” “target” and words of similar meaning. These forward-looking statements include, but are not limited to:

•
statements of our goals, intentions and expectations;
•
statements regarding our business plans, prospects, growth and operating strategies;
•
statements regarding the asset quality of our loan and investment portfolios; and
•
estimates of our risks and future costs and benefits.

These forward-looking statements are based on our current beliefs and expectations and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. We are under no duty to and do not take any obligation to update any forward-looking statements after the date of this annual report.

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

Security Midwest Bancorp, Inc.

Security Midwest Bancorp, Inc. (“Security Midwest Bancorp” or the “Company” or “we”) was incorporated in September 2024 in the State of Maryland, and became the holding company for Security Bank (the “Bank”) upon the conversion of the Bank from the mutual form of organization to the stock form of organization (the “Conversion”). The Conversion was completed on July 31, 2025, on which date the Company sold 889,781 shares of common stock at a price of $10.00 per share.

The Company is a registered bank holding company subject to comprehensive regulation and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). The Company conducts its operations primarily through its wholly owned subsidiary, the Bank. At December 31, 2025, the Company, on a consolidated basis, had total assets of $256.6 million, loans of $117.8 million, deposits of $196.5 million, and shareholders’ equity of $22.6 million. For the year ended December 31, 2025, we recognized net income of $299,000.

The Company’s principal office is located at 510 E. Monroe, Springfield, Illinois 62701, and its telephone number at this address is (217) 789-3500. Our website address is www.securitybk.com. Information on our website is not and should not be considered a part of this annual report.

Security Bank

Security Bank is a stock savings bank organized under the laws of the State of Illinois. Our principal business consists of attracting retail deposits from the general public and cannabis-related business ("CRB") customers and investing those deposits, together with funds generated from operations and borrowings, primarily in one- to four-family residential real estate loans, commercial real estate loans and commercial and industrial loans. We also invest in debt securities, such as mortgage-backed securities and collateralized mortgage obligations, municipal bonds and U.S. government and agency securities. We offer a variety of deposit accounts, including demand deposit accounts, savings accounts, money market accounts and certificate of deposit accounts. We have the capability to borrow from the Federal Home Loan Bank and Bankers Bank to support our operations.

Through our CRB Program, we provide deposit and cash-management services to cannabis organizations. We currently offer depository accounts to customers operating licensed cannabis businesses in the States of Illinois, Michigan, Ohio and Kentucky. We are also authorized to conduct such depository activities in the State of Missouri. We consider geographic expansion based on competitive matters and the needs of our current customers. In December 2022, we initiated lending to cannabis organizations and their associated real estate entities (secured by commercial real estate where the cannabis organization operates).

Security Bank is subject to comprehensive regulation and examination by the FDIC and the Illinois Division of Banking and is a member of the Federal Home Loan Bank system.

Market Area.

We operate three banking offices in Springfield, Illinois. Our current market area for cannabis-related deposits is the States of Illinois, Michigan, Ohio and Kentucky, while our primary market area for other deposits, as well as our primary lending market area is Sangamon County, Illinois (where our offices are located) and the contiguous counties. Our market area for cannabis-related deposits is expanding into the State of Missouri, where we are also authorized to conduct such depository activities. From time to time, we also originate loans to borrowers or secured by properties located in adjacent metropolitan markets. We are a community-oriented bank offering a variety of financial products and services to meet the needs of our customers. We believe that our community orientation and personal service distinguishes us from larger banks that operate in our market area. Our primary market area for our lending activities and our non-cannabis deposit gathering is diversified economically, with Springfield serving as the state capitol of Illinois and the metropolitan area serving as a regional economic base for the surrounding area. Economic sectors in the metropolitan area of Springfield include health care, education, trade and services, while the more rural sections of our market area contain a variety of agriculture and manufacturing-related employment.

Competition

We face competition within our market area both in making loans and attracting deposits. Our market area has a concentration of financial institutions that include large money center and regional banks, community banks and credit unions. We also face competition from savings institutions, mortgage banking firms, consumer finance companies and credit unions and, with respect to deposits, from money market funds, brokerage firms, mutual funds and insurance companies. We also compete with fintech and Internet banking companies. Some of our competitors offer products and services that we currently do not offer, such as trust services and private banking. We face increasing competition with respect to our CRB activities.

As of June 30, 2025 (the latest date for which information is available), our market share of deposits represented 2.19% of FDIC-insured deposits in Sangamon County, ranking us 11th in market share of deposits out of 25 institutions then operating in Sangamon County. Our ability to compete in our primary market area does not depend on any existing relationships.

Lending Activities

General. Our primary business has traditionally been the origination of one- to four-family residential real estate loans, commercial real estate loans and commercial and industrial loans. We also originate a limited amount of multi-family residential real estate loans, construction and development loans, farmland loans and consumer loans.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated. We had no loans held for sale at December 31, 2025 or 2024. As of December 31, 2025, undisbursed amounts committed on construction loans were $2.9 million.

	2025		2024
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans
One-to-four family	$35,146	29.5%	$32,973	28.8%
Multifamily	4,024	3.4%	4,834	4.2%
Commercial	54,409	45.7%	53,885	47.1%
Construction and development	4,064	3.4%	2,962	2.6%
Farmland	4,387	3.7%	3,843	3.4%
Other loans
Consumer	4,471	3.8%	5,812	5.1%
Commercial and industrial	12,555	10.5%	10,044	8.8%
Total loans	119,056	100.0%	114,353	100.0%
Less:
Allowance for credit losses	(1,034)		(1,162)
Deferred loan fees	(244)		(201)
Unearned dealer interest paid	39		58
Total loans receivable, net	$117,817		$113,048

Contractual Maturities. The following tables summarize the contractual maturities of our total loan portfolio at December 31, 2025. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. The tables present contractual maturities and do not reflect repricing or the effect of prepayments. Actual maturities may differ.

	Real Estate
	One-to-four			Construction and			Commercial
	Family	Multifamily	Commercial	Development	Farmland	Consumer	& Industrial	Total
	(In thousands)
Amounts due in:
One year or less	$2,587	$666	$2,803	$889	$698	$92	$4,406	$12,141
After one through five years	9,339	1,930	35,568	1,275	2,046	2,797	5,702	58,657
After five through 15 years	7,712	137	9,775	1,900	802	1,541	857	22,724
More than 15 years	15,508	1,291	6,263	—	841	41	1,590	25,534
Total	$35,146	$4,024	$54,409	$4,064	$4,387	$4,471	$12,555	$119,056

The following table sets forth our fixed and adjustable-rate loans at December 31, 2025 that are contractually due after December 31, 2026.

	Due after December 31, 2026
	Fixed	Adjustable	Total
Real estate loans
One-to-four family	$13,633	$18,926	$32,559
Multifamily	1,930	1,428	3,358
Commercial	39,992	11,614	51,606
Construction and development	3,175	—	3,175
Farmland	1,662	2,027	3,689
Other loans
Consumer	3,156	1,223	4,379
Commercial and industrial	4,680	3,469	8,149
Total	$68,228	$38,687	$106,915

One- to Four-Family Residential Real Estate Lending. Our historical primary lending activity has been the origination of one- to four-family, owner-occupied, first and second residential mortgage loans, virtually all of which are secured by properties located in our market area. At December 31, 2025, one- to four-family residential real estate loans totaled $35.1 million, or 29.5% of our total loan portfolio. At December 31, 2025, we had $30.3 million of our one- to four-family residential real estate loans in the first lien position and $1.5 million in a junior lien position, although we currently will not take a junior lien position on a one- to four-family residential real estate loan where we also do not have the first lien position. We also have $3.3 million of home equity lines of credit. The average principal loan balance of our one- to four-family residential real estate loans was approximately $71,000 at December 31, 2025.

We currently offer one- to four-family residential real estate loans with terms of up to 30 years. In recent periods, we have sold a majority of the one- to four-family residential real estate loans we have originated, primarily to Freddie Mac. We originate fixed-rate and, to a lesser extent, adjustable-rate one- to four-family residential real estate loans, although we sell the majority of the fixed-rate one- to four-family residential real estate loans that we originate. One- to four-family residential real estate loans often remain outstanding for shorter periods than their contractual terms because borrowers have the right to refinance or prepay their loans. We generally limit the loan-to-value ratios of our mortgage loans without private mortgage insurance to 80% of the sales price or appraised value, whichever is lower. Loans where the borrower obtains private mortgage insurance may be made with loan-to-value ratios of up to 90%.

Our adjustable-rate one- to four-family residential real estate loans carry terms to maturity ranging from 10 to 30 years and generally have fixed rates for initial terms of three or five years, and adjust thereafter for periods of between one and five years, plus a margin, which in recent years has been tied to the one-year U.S. Treasury rate. The maximum amount by which the interest rate may be increased or decreased is generally 3% for the first adjustment period and 3% per adjustment period thereafter, with a lifetime interest rate cap of generally 6% over the initial interest rate of the loan and a floor of 3%.

Although adjustable-rate mortgage loans may reduce to an extent our vulnerability to changes in market interest rates, because they periodically re-price, as interest rates increase the required payments due from the borrower also increase (subject to rate caps), increasing the potential for default by the borrower. At the same time, the ability of the borrower to repay the loan and the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustments of the contractual interest rate are also limited by our maximum periodic and lifetime rate adjustments. Moreover, the interest rates on most of our adjustable-rate loans do not adjust for up to five years after origination. As a result, the effectiveness of adjustable-rate mortgage loans in compensating for changes in market interest rates generally may be limited.

We have not offered but may offer “interest only” mortgage loans on permanent one- to four-family residential real estate loans (where the borrower only pays interest for an initial period, after which the loan converts to a fully amortizing loan). We also have not offered and will not offer loans that provide for negative amortization of principal, such as “Option ARM” loans, where the borrower can pay less than the interest owed on the loan, resulting in an increased principal balance during the life of the loan. We have not offered “Alt-A” loans (i.e., loans that generally target borrowers with better credit scores who borrow with alternative documentation such as little or no verification of income).

We generally require title insurance on all of our one- to four-family residential real estate mortgage loans, and we also require that borrowers maintain fire and extended coverage casualty insurance (and, if appropriate, flood insurance) in an amount at least equal to the lesser of the loan balance or the replacement cost of the improvements. We do not conduct environmental testing on residential real estate mortgage loans unless specific concerns for hazards are identified by the appraiser used in connection with the origination of the loan. If we identify an environmental problem on land that will secure a loan, the environmental hazard must be remediated before the closing of the loan.

When underwriting residential real estate loans, we review and verify each loan applicant’s employment, income and credit history and, if applicable, our experience with the borrower. Our policy is to obtain credit reports and financial statements on all borrowers and guarantors. Generally, all properties securing real estate loans are appraised by independent appraisers. Appraisals are subsequently reviewed by our internal underwriting staff. All appraisals, whether for loans sold on the secondary market or retained, are input into Freddie Mac’s Uniform Collateral Data Portal for reasonableness prior to origination. In addition, subsequent to loan origination, our loan quality control process may utilize an independent third party to conduct appraisal reviews.

Our one- to four-family residential real estate loans also includes home equity lines of credit and home equity loans. Our home equity lines of credit and home equity loans are secured by either first mortgages or second mortgages on owner-occupied one- to four-family residences. At December 31, 2025, we had $3.3 million of outstanding home equity lines of credit and $1.5 million of outstanding home equity loans. At December 31, 2025, the unadvanced portion of home equity lines of credit totaled $3.3 million.

The underwriting standards utilized for home equity lines of credit include a title review, the recordation of a lien, a determination of the applicant’s ability to satisfy existing debt obligations and payments on the proposed loan, and the value of the collateral securing the loan. The loan-to-value ratio for our home equity lines of credit is generally limited to 80% when combined with the first security lien, if applicable. Our home equity lines of credit generally have a 10-year draw period and adjustable rates of interest, subject to a contractual floor, which are indexed to the prime rate as published in The Wall Street Journal.

Commercial Real Estate Lending. At December 31, 2025, we had $54.4 million in commercial real estate loans, representing 45.7% of our total loan portfolio.

We originate commercial real estate loans with rates that adjust after an initial fixed-rate period of generally one to five years. We also originate commercial real estate loans with fixed rates with terms of three or five years and a balloon payment due at the end of the term. Our commercial real estate loans generally have amortization terms of 15 to 20 years. The maximum loan-to-value ratio of our commercial real estate loans is generally 80%. Our commercial real estate loans are typically secured by residential rental properties, offices and warehouses, or other commercial properties. Our commercial real estate loans also include loans that were originated as construction loans and have since become permanent financing. The majority of our commercial real estate loans are owner-occupied. At December 31, 2025, the average principal loan balance of our outstanding commercial real estate loans was approximately $680,000, and the largest of such loans was a $4.0 million loan secured by commercial real estate used in the cannabis industry. This loan was performing in accordance with its terms at December 31, 2025.

Set forth below is information regarding our commercial real estate loans at December 31, 2025.

	December 31, 2025
	Number of Loans	Total
CRB Related	11	$21,703,554
Office / retail	7	10,809,132
Retail	10	7,124,204
Religious Organizations	7	2,283,403
Office	5	1,842,228
Warehouse	1	1,800,000
Residential	7	806,581
Automotive	2	1,375,329
	50	47,744,431
Other	30	6,664,998
	80	$54,409,429

We consider a number of factors in originating commercial real estate loans. We evaluate the qualifications and financial condition of the borrower, including project-level and global cash flows, credit history, and management expertise, as well as the value and condition of the property securing the loan. When evaluating the qualifications of the borrower, we consider the financial resources of the borrower, the borrower’s experience in owning or managing similar property and the borrower’s payment history with us and other financial institutions. In evaluating the property securing the loan, the factors we consider include the net operating income of the mortgaged property before debt service and depreciation, the ratio of the loan amount to the appraised value of the mortgaged property and the debt service coverage ratio (the ratio of net operating income to debt service). We generally seek a debt service ratio of at least 1.25x. Generally, commercial real estate loans are appraised by outside independent appraisers; however, if the value of the loan is less than $500,000, we may utilize third-party evaluations in lieu of formal appraisals, which are subsequently reviewed by our credit department.

Personal guarantees are generally obtained from the principals of commercial real estate loan borrowers, although this requirement may be waived in limited circumstances depending upon the loan-to-value ratio and the debt service ratio associated with the loan. We require property, casualty and title insurance and flood insurance if the property is in a flood zone area. Commercial real estate loans entail greater credit risks compared to one- to four-family residential real estate loans because they typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment of loans secured by income-producing properties typically depends on the successful operation of the property, as repayment of the loan generally depends, in large part, on sufficient income from the property to cover operating expenses and debt service. Changes in economic conditions that are not in the control of the borrower or lender could affect the value of the collateral for the loan or the future cash flow of the property. Additionally, any decline in real estate values may be more pronounced for commercial real estate than residential properties, and we may require additional paydowns to enhance the loan-to-value position.

Commercial and Industrial Lending. At December 31, 2025, we had $12.6 million of commercial and industrial loans, representing 10.5% of our total loan portfolio. We offer regular lines of credit and revolving lines of credit to small businesses in our market area to finance short-term working capital needs such as accounts receivable and inventory with terms generally up to 12 months and that are due on demand and subject to annual automatic renewal or a renewal process. While many lines of credit are for small businesses and manufacturers, we have begun to develop relationships with professional organizations such as accountants, law firms and medical professionals. Our commercial lines of credit are typically variable rate tied to the prime rate as published in The Wall Street Journal. We generally obtain personal guarantees with respect to commercial and industrial lines of credit. At December 31, 2025, the average loan size of our commercial and industrial loans was approximately $192,000, and our largest outstanding commercial and industrial loan balance was a $1.5 million collateralized by the borrowers’ ownership interest in a medical practice. This loan was performing in accordance with its terms at December 31, 2025.

We typically originate commercial and industrial loans on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business, the experience and stability of the borrower’s management team, earnings projections and the underlying assumptions, and the value and marketability of any collateral securing the loan. Depending on the collateral used to secure the loans, commercial and industrial loans are made in amounts generally of up to 80% of the value of the collateral securing the loan. Commercial and industrial loans are generally secured by a variety of collateral, primarily accounts receivable, inventory and equipment. As a result, the availability of funds for the repayment of commercial and industrial loans may substantially depend on the success of the business itself and the general economic environment in our market area. Therefore, commercial and industrial loans that we originate have greater credit risk than one- to four-family residential real estate loans or, generally, consumer loans. In addition, commercial and industrial loans often result in larger outstanding balances to single borrowers, or related groups of borrowers, compared to residential real estate loans, and also generally require substantially greater evaluation and oversight efforts such as more frequent review of financial statements and the receipt of borrowing base certificates.

Loan Originations, Participations, Purchases and Sales

Most of our loan originations are generated by our loan personnel and from referrals from existing customers, real estate brokers, accountants and other professionals. All loans we originate are underwritten pursuant to our policies and procedures. While we originate both fixed-rate and adjustable-rate loans, our ability to generate each type of loan depends upon relative borrower demand and pricing levels established by competing banks, thrifts, credit unions, and mortgage-banking companies. Our volume of loan originations is influenced significantly by market interest rates and economic conditions, and, accordingly, the volume of our loan originations can vary from period to period. We generally do not sell any of the commercial and industrial or commercial real estate loans we originate, but we sell participation interests in loans, as described below.

We may purchase loan participations secured by properties primarily within the State of Illinois in which we are not the lead lender. In these circumstances, we follow our customary loan underwriting and approval policies. At December 31, 2025, the outstanding balances of our loan participations where we were not the lead lender totaled $10.2 million, or 8.5% of our loan portfolio, the majority of which were commercial real estate loans. All such loans were performing in accordance with their original repayment terms. On occasion, we also have sold participation interests in loans that exceeded our loans-to-one borrower legal lending limit and for risk diversification. However, at December 31, 2025, we had no loans for which we have sold participation interests. Historically, we have not purchased whole loans.

Loans to One Borrower. Pursuant to applicable law, the aggregate amount of loans that we are permitted to make to any one borrower or a group of related borrowers is generally limited to 25% of Security Bank’s total capital plus general loan reserves. This amount was approximately $6.2 million as of December 31, 2025. Our current internal lending limit policy is 80% of our regulatory lending limit, equaling $5.0 million as of December 31, 2025. On the same date, we had no borrowers with outstanding balances in excess of this internal policy amount. At December 31, 2025, our largest credit relationship totaled $4.5 million, consisting of two loans secured by commercial real estate, one unsecured loan and one loan secured by an automobile. At December 31, 2025, this loan relationship was performing in accordance with its current terms.

Loan Approval Procedures and Authority. Our lending activities follow written, non-discriminatory underwriting standards and loan origination procedures established by the board of directors. In the approval process for residential loans, we assess the borrower’s ability to repay the loan and the value of the property securing the loan. To assess the borrower’s ability to repay, we review the borrower’s income and expenses and employment and credit history. In the case of commercial real estate loans, we also review projected income, expenses and the viability of the project being financed. We generally require appraisals of all real property securing loans. Appraisals are performed by independent licensed appraisers who are approved by our board of directors. All real estate secured loans generally require fire, title and casualty insurance and, if warranted, flood insurance in amounts at least equal to the principal amount of the loan or the maximum amount available. Our loan approval policies and limits are also reviewed and approved annually by our board of directors. All loans we originate are subject to our underwriting guidelines.

Certain individual officers have loan approval authority that varies based on loan type with limits up to $250,000. The approval of the Officer’s Loan Committee, consisting of five officers at the level of vice president or above, is required for approval of secured loans above $500,000 and unsecured loans over $100,000, in either case in amounts up to $1.0 million. The approval of our Directors’ Loan Committee is required for all loans between $1.0 million and $2.0 million, while approval of the full board of directors is required for all loans in excess of $2.0 million up to and including our legal lending limit, and, notwithstanding the foregoing limits, for all loans related to CRB customers.

Delinquencies, Non-Performing Assets and Classified Assets

Delinquency Procedures. When a commercial or consumer loan is 10 days past due (15 days for a residential mortgage loan), we send the borrower a late notice. We generally also contact the borrower by phone if the delinquency is not corrected promptly after the notice has been sent. When the loan is 30 days past due, we mail the borrower a demand letter reminding the borrower of the delinquency, and attempt to contact the borrower personally to determine the reason for the delinquency in order to ensure that the borrower understands the terms of the loan and the importance of making payments on or before the due date. The account is monitored on a regular basis thereafter. If necessary, subsequent delinquency notices are issued at an additional 30 days past due. By the 90th day of delinquency, we will send the borrower a final demand for payment and may recommend foreclosure. At 120 days, we typically begin foreclosure proceedings for residential mortgage loans, although for commercial and consumer loans we may start the foreclosure process sooner than 120 days. Loans are charged off when we believe that the recovery of principal is improbable. A summary report of all loans 30 days or more past due is provided to the board of directors each month.

Past-Due Loans. The following table sets forth our loan delinquencies by type and amount at the dates indicated.

	At December 31,
	2025			2024
	30-59	60-89	90 Days	30-59	60-89	90 Days
	Days Past	Days Past	or More	Days Past	Days Past	or More
	Due	Due	Past Due	Due	Due	Past Due
Real estate loans
One-to-four family	$247	$26	$67	$351	$102	$590
Multifamily	—	—	—	—	—	—
Commercial	—	—	—	—	—	130
Construction and development	—	—	—	—	—	—
Farmland	—	—	—	—	—	—
Other loans
Consumer	32	—	—	95	10	28
Commercial and industrial	—	—	—	102	—	188
Total	$279	$26	$67	$548	$112	$936

Non-Performing Loans. Loans greater than 10 days delinquent are reviewed on a weekly basis by our lending personnel and our Credit Risk Specialist. Our loan committees review classified and watch list credits on a monthly basis and on an as-needed basis by appropriate management personnel. Management determines that a loan is non-performing when it is probable at least a portion of the loan will not be collected in accordance with the original terms due to a deterioration in the financial condition of the borrower or the value of the underlying collateral if the loan is collateral dependent. When a borrower is determined to be experiencing financial difficulties, the measurement of the specific loan in the calculation of the allowance for credit losses is based on present value of expected future cash flows, except that all collateral-dependent loans are evaluated based on the fair value of the collateral less estimated costs to sell. Non-accrual loans are loans for which collectability is questionable and, therefore, interest on such loans will no longer be recognized on an accrual basis. Loans that become 90 days or more delinquent are placed on non-accrual status unless the loan is well secured and in the process of resolution. When loans are placed on non-accrual status, unpaid accrued interest is fully reversed, and further income is recognized only to the extent received on a cash basis or cost recovery method.

A loan is classified as modified for a borrower experiencing financial difficulties if, for economic or legal reasons related to the borrower’s financial difficulties, we grant a concession to the borrower that we would not otherwise consider. This usually includes a modification of loan terms, such as a reduction of the interest rate to below market rates, capitalizing past due interest or extending the maturity date and possibly a partial forgiveness of the principal amount due. Interest income on restructured loans is accrued after the borrower demonstrates the ability to pay under the restructured terms through a sustained period of repayment performance, which is generally six consecutive months.

Real Estate Owned. When we acquire real estate as a result of foreclosure, the real estate is classified as real estate owned. The real estate owned is recorded at the lower of carrying amount or fair value, less estimated costs to sell. Soon after acquisition, we order a new appraisal to determine the current market value of the property. Any excess of the recorded value of the loan satisfied over the market value of the property is charged against the allowance for credit losses, or, if the existing allowance is inadequate, charged to expense during the period in which we acquire the property. After acquisition, all costs incurred in maintaining the property are expensed. Costs relating to the development and improvement of the property, however, are capitalized to the extent of estimated fair value less estimated costs to sell. We had no real estate owned at December 31, 2025 and 2024.

Non-Performing Assets. The following table sets forth information regarding our non-performing assets.

	At December 31,
	2025	2024
	(Dollars in thousands)
Nonaccrual loans:
Real estate loans
One-to-four family	$280	$814
Multifamily	—	—
Commercial	—	130
Construction and development	—	—
Farmland	—	—
Other loans
Consumer	37	68
Commercial and industrial	—	220
Total	$317	$1,232

Ratios:
Total non-performing loans to total loans	0.27%	1.08%
Total non-performing assets to total assets	0.12%	0.57%

The Company had no loans greater than 90 days delinquent and accruing interest at December 31, 2025 and 2024.

Classified Assets. Federal regulations provide for the classification of loans and other assets, such as debt and equity securities considered by the FDIC to be of lesser quality, as “substandard,” “doubtful” or “loss.” An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific allowance for credit losses is not warranted. Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated as “special mention” by our management.

When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances in an amount deemed prudent by management to cover losses that were both probable and reasonable to estimate. General allowances represent allowances which have been established to cover accrued losses associated with lending activities that were both probable and reasonable to estimate, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as “loss,” it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge-off such amount. An institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the regulatory authorities, which may require the establishment of additional general or specific allowances.

In connection with the filing of our periodic regulatory reports and in accordance with our classification of assets policy, we regularly review the problem loans in our portfolio to determine whether any loans require classification in accordance with applicable regulations. Loans are listed on the “watch list” initially because of emerging financial weaknesses even though the loan is currently performing as agreed. Management reviews the status of each loan on our watch list on a monthly basis with our credit committee and on a quarterly basis with the full board of directors. If a loan deteriorates in asset quality, the classification is changed to “special mention,” “substandard,” “doubtful” or “loss” depending on the circumstances and the evaluation. Generally, loans 90 days or more past due are placed on nonaccrual status and classified “substandard.”

On the basis of this review of our loans, our classified and special mention loans at the dates indicated were as follows:

	At December 31,
	2025	2024
Classified assets:
Substandard loans	$3,718	$3,890
Doubtful loans	—	—
Loss loans	—	—
Total classified assets	$3,718	$3,890
Special mention assets	$3,954	$4,999
Foreclosed real estate and other repossessed assets	—	—

Allowance for Credit Losses

Analysis and Determination of the Allowance for Credit Losses. The allowance for credit losses represents management’s estimate of expected credit losses in the loan portfolio as of the balance sheet date and is recorded as a reduction to loans. The allowance for credit losses is increased by the provision for credit losses, and decreased by charge-offs, net of recoveries. Loans deemed to be uncollectible are charged against the allowance for credit losses, and subsequent recoveries, if any, are credited to the allowance. All, or part, of the principal balance of a loan receivable is charged off to the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely. Because all identified losses are immediately charged off, no portion of the allowance for credit losses is restricted to any individual loan or groups of loans, and the entire allowance is available to absorb any and all loan losses.

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

In accordance with the provisions of the accounting standards under the Current Expected Credit Losses (“CECL”) approach, we estimate the allowance for credit losses balance using relevant available information from both internal and external sources, relating to past events, current conditions and reasonable and supportable forecasts. Historical credit loss experience of a defined peer group, by affiliate, paired with economic forecasts, provide the basis for the quantitatively modeled estimates of expected credit losses. We adjust our quantitative model, as necessary, to reflect conditions not already considered by the quantitative model. These adjustments are commonly known as the qualitative factors.

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

We continue to monitor and modify our allowance for credit losses as conditions dictate. No assurances can be given that the level of allowance for credit losses will cover all of the expected losses on the loans or that future adjustments to the allowance for credit losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for credit losses.

Allowance for Credit Losses. The following table sets forth activity in our allowance for credit losses on loans for the years indicated.

	At or For the Year Ended
	December 31,
	2025	2024
	(Dollars in thousands)
Allowance for credit losses at beginning of year	$1,162	$2,158
Provision for credit losses	5	32
Charge-offs:
Real estate loans
One-to-four family	(115)	(12)
Multifamily	—	—
Commercial	(44)	(761)
Construction and development	—	—
Farmland	—	—
Other loans
Consumer	(30)	(10)
Commercial and industrial	(7)	(259)
Total charge-offs	(196)	(1,042)
Recoveries:
Real estate loans
One-to-four family	—	8
Multifamily	—	—
Commercial	29	—
Construction and development	—	—
Farmland	—	—
Other loans
Consumer	1	2
Commercial and industrial	33	4
Total recoveries	63	14
Net charge-offs	(133)	(1,028)
Allowance for credit losses at end of year	$1,034	$1,162
Allowance for credit losses to non-performing loans	326.18%	94.32%
Allowance for credit losses to total loans outstanding	0.87%	1.02%
Net chargeoffs to average loans outstanding	0.12%	-0.93%

Allocation of Allowance for Credit Losses. The following table sets forth the allowance for credit losses allocated by loan category and the percent of the allowance in each category to the total allocated allowance at the dates indicated. The allowance allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At December 31,
	2025			2024
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
Real estate loans
One-to-four family	$312	30.2%	29.5%	$471	40.5%	28.8%
Multifamily	7	0.7%	3.4%	10	0.9%	4.2%
Commercial	363	35.1%	45.7%	452	38.9%	47.1%
Construction and development	89	8.6%	3.4%	25	2.2%	2.6%
Farmland	6	0.6%	3.7%	7	0.6%	3.4%
Other loans
Consumer	88	8.5%	3.8%	90	7.7%	5.1%
Commercial and industrial	169	16.3%	10.5%	107	9.3%	8.8%
Total allocated allowance	$1,034	100.0%	100.0%	$1,162	100.0%	100.0%

Although we believe that we use the best information available to establish the allowance for credit losses, future adjustments to the allowance for credit losses may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Because future events affecting borrowers and collateral cannot be predicted with certainty, the existing allowance for credit losses may not be adequate and management may determine that increases in the allowance are necessary if the quality of any portion of our loan portfolio deteriorates as a result. Furthermore, as an integral part of its examination process, the FDIC and the Illinois Division of Banking will periodically review our allowance for credit losses. As a result of such reviews, we may have to adjust our allowance for credit losses.

Investment Activities

General. Our board of directors is responsible for approving and overseeing our investment policy. The investment policy is reviewed at least annually by management and any changes to the policy are recommended to the board of directors and are subject to its approval. This policy dictates that investment decisions be made based on the safety of the investment, regulatory standards, liquidity requirements, potential returns and consistency with our interest rate risk management strategy. Our Investment and Finance Committee, which consists of our President and Chief Executive Officer, Executive Vice President and Chief Financial Officer, Senior Vice President-Controller and Senior Vice President-Enterprise Risk, oversees our investing activities and strategies. All transactions are formally reviewed by the Capital Planning and Budget Committee of our board of directors at least quarterly.

Our current investment policy authorizes us to invest in debt securities issued by the United States Government, agencies of the United States Government or United States Government-sponsored enterprises. The policy also permits investments in mortgage-backed securities, including pass-through securities, issued and guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae, as well as investments in federal funds, deposits in other insured institutions and certain mutual funds. In addition, management is authorized to invest in investment grade state and municipal obligations, commercial paper and corporate debt obligations within regulatory parameters. We do not engage in any investment trading activities, nor do we purchase any mortgage derivative products, corporate junk bonds, and certain types of structured notes.

Generally accepted accounting principles require that, at the time of purchase, we designate a debt security as held-to-maturity, available-for-sale, or trading, depending on our ability and intent to hold such security. Debt securities designated as available for sale are reported at fair value, while debt securities designated as held to maturity are reported at amortized cost. All of our debt securities (other than certificates of deposit) are designated as available for sale.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Totals
		Weighted-		Weighted-		Weighted-		Weighted-			Weighted-
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Fair	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Value	Yield
	(Dollars in thousands)
December 31, 2025
Available-for-sale
Municipal bonds, taxable	$—	0.00%	$5,214	1.77%	$2,186	1.78%	$—	0.00%	$7,400	$6,680	1.77%
Municipal bonds, non-taxable	—	0.00%	984	1.07%	529	1.21%	—	0.00%	1,513	1,441	1.12%
U.S. Government agency securities	—	0.00%	620	1.70%	—	0.00%	500	1.00%	1,120	1,009	1.39%
Residential mortgage- backed securities	23	1.30%	5,854	3.44%	12,292	3.65%	8,670	2.72%	26,839	24,939	3.30%
Collateralized mortgage obligations	43	2.64%	4,666	3.99%	35,841	4.24%	3,538	2.03%	44,088	42,631	4.03%
Total	$66	2.17%	$17,338	2.89%	$50,848	3.96%	$12,708	2.46%	$80,960	$76,700	3.49%

For additional information regarding our investment securities portfolio, see Note 2 to the notes to consolidated financial statements.

Sources of Funds

General. Deposits have traditionally been our primary source of funds for use in lending and investment activities. We may also use borrowings, primarily Federal Home Loan Bank of Chicago advances, to supplement cash flow needs, as necessary. In addition, we receive funds from scheduled loan payments, loan prepayments, retained income and income on earning assets. While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition.

Deposits. Our deposits are generated primarily from cannabis organizations, as well as residents, non-profit organizations and businesses within our market area. We offer a selection of deposit accounts, including savings accounts, demand deposit accounts, money market accounts and certificates of deposit. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. At December 31, 2025 we had no brokered deposits and at December 31, 2024, we had $10,000 of brokered deposits.

Interest rates, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies and market rates, liquidity requirements, rates paid by competitors and growth goals. The flow of deposits is influenced significantly by general economic conditions, changes in interest rates and competition. The variety of deposit accounts that we offer allows us to be competitive in generating deposits and to respond with flexibility to changes in our customers’ demands. Our ability to generate deposits is affected by the competitive market in which we operate, which includes numerous financial institutions of varying sizes offering a wide range of products. We believe that deposits, including those from CRBs, are a stable source of funds, but our ability to attract and maintain deposits at favorable rates will be affected by market conditions, including competition and prevailing interest rates.

The following table sets forth the distribution of total deposits by account type at the dates indicated. At December 31, 2025 and 2024, CRB-related deposits consisted solely of noninterest-bearing demand deposits.

	At December 31,
	2025			2024
	Amount	Percent	Average Rate	Amount	Percent	Average Rate
Deposit type:
Non-interest bearing demand	$69,092	35.2%	0.00%	$72,602	36.4%	0.00%
Money market and demand	57,412	29.2%	0.92%	54,197	27.2%	0.62%
Savings	25,717	13.1%	0.33%	26,025	13.1%	0.33%
Certificates of deposit	44,284	22.5%	3.82%	46,548	23.3%	3.89%
	$196,505	100.0%	1.17%	$199,372	100.0%	1.12%

As of December 31, 2025 and 2024, the aggregate amount of uninsured deposits (deposits in amounts greater than $250,000, which is the maximum amount for federal deposit insurance), was $87.3 million and $82.5 million, respectively. In addition, as of December 31, 2025, the aggregate amount of all our uninsured certificates of deposit was $12.6 million. We have no deposits that are uninsured for any reason other than being in excess of the maximum amount for federal deposit insurance.

At December 31, 2025, we had approximately 104 depositors with uninsured deposits, resulting in an average balance of uninsured deposits of approximately $840,000 per uninsured depositor. Total uninsured deposits as of December 31, 2025, consisted primarily of $53.0 million, or 60.7%, of noninterest-bearing demand deposits, $12.6 million, or 14.4%, of time deposits, and $21.8 million, or 24.9%, of interest-bearing deposits.

The following table sets forth the maturity of our uninsured certificates of deposit as of December 31, 2025.

At
December 31, 2025
Three months or less	$1,266
Over three months through six months	4,212
Over six months through 12 months	6,605
Over 12 months	505
Total	$12,588

Borrowings. We may obtain advances from the Federal Home Loan Bank of Chicago upon the security of our capital stock in the Federal Home Loan Bank of Chicago and certain of our mortgage loans. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. We had $35.0 million of advances from the Federal Home Loan Bank of Chicago outstanding at December 31, 2025, with a weighted-average interest rate of 4.02%, which were scheduled to mature in February 2026. At December 31, 2025, we had the ability to borrow approximately $31.6 million from the Federal Home Loan Bank of Chicago, and we also had the ability to borrow $3.0 million from a private bankers’ bank at that date.

Human Resources

As of December 31, 2025, we had 50 full-time employees and four part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have good working relations with our employees.

The success of our business depends highly on our employees, who provide value to our customers and communities through their dedication to our business. We encourage and support the growth and development of our employees and, wherever possible, seek to fill open positions by promotion and transfer from within the organization. Continual learning and career development are advanced through internally developed training programs. We believe our ability to attract and retain employees is a key to our success and strive to offer competitive salaries and employee benefits to all employees and monitor salaries in our market areas.

Subsidiary Activities

Security Bank is the sole and wholly-owned subsidiary of Security Midwest Bancorp. Security Bank has two subsidiaries. SB Financial Services, Inc. is authorized to sell insurance and related products, and to engage in brokerage activities. Total assets of SB Financial Services, Inc. as of December 31, 2025 were $9,000. 510 Monroe Holdings, LLC, through its own subsidiaries, holds real estate owned through foreclosure or other proceedings. Total assets of 510 Monroe Holdings, LLC at December 31, 2025 were $729,000.

Regulation and Supervision

General. Security Bank is a savings bank organized under the laws of the State of Illinois. The lending, investment, and other business operations of Security Bank are governed by Illinois law and regulations, as well as applicable federal law and regulations, and Security Bank is prohibited from engaging in any operations not authorized by such laws and regulations. Security Bank is subject to extensive regulation, supervision and examination by the Illinois Division of Banking and the FDIC. This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the FDIC’s deposit insurance fund and depositors, and not for the protection of security holders. Security Bank also is a member of and owns stock in the Federal Home Loan Bank of Chicago, which is one of the 11 regional banks in the Federal Home Loan Bank System.

Under this system of regulation, the regulatory authorities have extensive discretion in connection with their supervisory, enforcement, rulemaking and examination activities and policies, including rules or policies that: establish minimum capital levels; restrict the timing and amount of dividend payments; govern the classification of assets; determine the adequacy of the allowance for credit losses for regulatory purposes; and establish the timing and amounts of insurance assessments and other fees. Moreover, as part of their examination authority, the banking regulators assign numerical ratings to banks and savings institutions relating to capital, asset quality, management, liquidity, earnings and other factors. The receipt of a less than satisfactory rating in one or more categories may result in enforcement action by the banking regulators against a financial institution. A less than satisfactory rating may also prevent a financial institution, such as Security Bank or its holding company, from obtaining necessary regulatory approvals to access the capital markets, pay dividends, acquire other financial institutions or establish new branches.

In addition, we must comply with significant anti-money laundering and anti-terrorism laws and regulations, Community Reinvestment Act laws and regulations, and fair lending laws and regulations. Government agencies have the authority to impose monetary penalties and other sanctions on institutions that fail to comply with these laws and regulations, which could significantly affect our business activities, including our ability to acquire other financial institutions or expand our branch network.

As a bank holding company, Security Midwest Bancorp is required to comply with the rules and regulations of the Federal Reserve Board. It is required to file certain reports with the Federal Reserve Board and is subject to examination by and the enforcement authority of the Federal Reserve Board. Security Midwest Bancorp is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

Any change in applicable laws or regulations, whether by the Illinois Division of Banking, the FDIC, the Federal Reserve Board, the Illinois legislature or Congress, could have a material adverse impact on the operations and financial performance of Security Midwest Bancorp and Security Bank.

Set forth below is a brief description of material regulatory requirements that are or will be applicable to Security Bank and Security Midwest Bancorp. The description is limited to certain material aspects of the statutes and regulations addressed, and is not intended to be a complete description of such statutes and regulations and their effects on Security Bank and Security Midwest Bancorp.

Illinois Bank Regulation

Activity Powers. The Illinois Division of Banking regulates the internal organization of Security Bank, as well as our activities, including, deposit-taking, lending and investment. The basic authority for our activities is specified by Illinois law and by regulations, policies and directives issued by the Illinois Division of Banking. The FDIC also regulates many of the areas regulated by the Illinois Division of Banking, and federal law limits some of the authority that the Illinois Division of Banking grants to us.

Examination and Enforcement. The Illinois Division of Banking regularly examines state-chartered banks in such areas as reserves, loans, investments, management practices and other aspects of operations. Although the Illinois Division of Banking may accept the examinations and reports of the FDIC in lieu of its own examinations, the current practice is for the Illinois Division of Banking to conduct its own individual examinations. The Illinois Division of Banking may order any savings bank to discontinue any violation of law or unsafe or unsound business practice and may direct any director, trustee, officer, attorney or employee of a savings bank engaged in an objectionable activity, after the Illinois Division of Banking has ordered the activity to be terminated, to show cause at a hearing before the Illinois Division of Banking why such person should not be removed.

Loans-to-One Borrower Limitations. An Illinois-chartered savings bank generally may not make loans or extend credit to a single borrower and to entities related to the borrower in an aggregate amount that would exceed 25% of the savings bank’s total capital plus general loan loss reserves.

Loans to Security Bank’s Insiders. Illinois law provides that we may make loans to our executive officers and directors and greater than 10% stockholders in accordance with federal regulations, as discussed below.

Dividend Restrictions. Security Midwest Bancorp is a legal entity separate and distinct from its subsidiary, Security Bank. There are various legal and regulatory restrictions on the extent to which Security Bank can, among other things, finance or otherwise supply funds to Security Midwest Bancorp. Specifically, dividends from Security Bank will be a principal source of Security Midwest Bancorp’s cash funds and there are certain legal restrictions under Illinois law and regulations on the payment of dividends by state-chartered banks. The Illinois Division of Banking, the FDIC and the Federal Reserve Board also have authority to prohibit Security Midwest Bancorp and Security Bank from engaging in certain practices deemed to be unsafe and unsound. The payment of dividends could, depending upon the condition of Security Midwest Bancorp and Security Bank, be deemed to constitute an unsafe and unsound practice.

The Illinois Banking Code regulates the distribution of dividends by banks and states, in part, that dividends may be declared and paid only out of accumulated net earnings. In addition, we may not declare and pay dividends from the surplus funds that Illinois law requires that we maintain. Each year we will be required to set aside as surplus funds a sum equal to not less than 10% of our net earnings until the surplus funds equal 100% of our capital stock. We may invest surplus funds in the same manner as deposits, subject to certain exceptions. In addition, dividends may not be declared or paid if a bank is in default in payment of any assessment due to the FDIC.

Minimum Capital Requirements. Regulations of the Illinois Division of Banking impose on Illinois-chartered depository institutions, including Security Bank, minimum capital requirements similar to those imposed by the FDIC on insured state banks. See “—Federal Bank Regulation—Capital Requirements.”

Federal Bank Regulation

Capital Requirements. Federal regulations require FDIC-insured depository institutions to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio of 4.5%, a Tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets of 8.0%, and a 4.0% Tier 1 capital to total assets leverage ratio.

Common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and additional Tier 1 capital. Additional Tier 1 capital includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for credit losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of Accumulated Other Comprehensive Income (“AOCI”), up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Institutions that have not exercised the AOCI opt-out have AOCI incorporated into common equity Tier 1 capital (including unrealized gains and losses on available-for-sale-securities). Security Bank exercised its AOCI opt-out election. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.

In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, all assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests) are multiplied by a risk weight factor assigned by the regulations based on the risks believed inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. For example, a risk weight of 0% is assigned to cash and U.S. government securities, a risk weight of 50% is generally assigned to prudently underwritten first lien one- to four-family residential real estate loans, a risk weight of 100% is assigned to commercial and consumer loans, a risk weight of 150% is assigned to certain past due loans and a risk weight of between 0% to 600% is assigned to permissible equity interests, depending on certain specified factors.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements.

In assessing an institution’s capital adequacy, the FDIC takes into consideration, not only these numeric factors, but qualitative factors as well, including the bank’s exposure to interest rate risk. The FDIC has the authority to establish higher capital requirements for individual institutions where deemed necessary due to a determination that an institution’s capital level is, or is likely to become, inadequate in light of particular circumstances.

The federal banking agencies, including the FDIC, are required to establish for institutions with assets of less than $10 billion a “Community Bank Leverage Ratio” of between 8 to 10%. Institutions with capital meeting or exceeding the ratio and otherwise complying with the specified requirements (including off-balance sheet exposures of 25% or less of total assets and trading assets and liabilities of 5% or less of total assets) and electing the alternative framework are considered to comply with the applicable regulatory capital requirements.

The community bank leverage ratio has been established at 9% Tier 1 capital to total average assets. A qualifying institution may opt in and out of the community bank leverage ratio framework on its quarterly call report. An institution that temporarily ceases to meet any qualifying criteria is provided a two-quarter grace period to again achieve compliance. Failure to meet the qualifying criteria within the grace period or maintain a leverage ratio of 8% or greater requires the institution to comply with the generally applicable capital requirements. Security Bank does not currently use the community bank leverage ratio framework.

Standards for Safety and Soundness. As required by statute, the federal banking agencies adopted final regulations and Interagency Guidelines Establishing Standards for Safety and Soundness to implement safety and soundness standards. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The guidelines address internal controls and information systems, internal audit systems, credit underwriting, loan documentation, interest rate exposure, asset growth, asset quality, earnings and compensation, fees and benefits. The agencies have also established standards for safeguarding customer information. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard. Failure to implement such a plan can result in further enforcement action, including the issuance of a cease and desist order and/or the imposition of civil money penalties.

Investment Activities. All FDIC-insured banks, including savings banks, are generally limited in their equity investment activities to equity investments of the type and in the amount authorized for national banks, notwithstanding state law, subject to certain exceptions. In addition, a state bank may engage in state-authorized activities or investments not permissible for national banks (other than non-subsidiary equity investments) if it meets all applicable capital requirements and it is determined by the FDIC that such activities or investments do not pose a significant risk to the Deposit Insurance Fund.

Interstate Banking and Branching. Federal law permits well capitalized and well managed holding companies to acquire banks in any state, subject to Federal Reserve Board approval, certain concentration limits and other specified conditions. Interstate mergers of banks are also authorized, subject to regulatory approval and other specified conditions. In addition, among other things, amendments made by the Dodd-Frank Act permit banks to establish de novo branches on an interstate basis provided that branching is authorized by the law of the host state for the banks chartered by that state.

Prompt Corrective Regulatory Action. Federal bank regulatory authorities are required to take “prompt corrective action” with respect to institutions that do not meet minimum capital requirements. For these purposes, the statute establishes five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Under the regulations, a bank is deemed to be: (i) “well capitalized” if it has a total risk-based capital ratio of 10.0% or more, has a Tier 1 risk-based capital ratio of 8.0% or more, has a Tier 1 leverage capital ratio of 5.0% or more and a common equity Tier 1 ratio of 6.5% or more, and is not subject to any written capital order or directive; (ii) “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 6.0% or more, a Tier 1 leveraged capital ratio of 4.0% or more and a common equity Tier 1 ratio of 4.5% or more, and does not meet the definition of “well capitalized”; (iii) “undercapitalized” if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 6.0%, a Tier 1 leverage capital ratio that is less than 4.0%, or a common equity Tier 1 ratio of less than 4.5%; (iv) “significantly undercapitalized” if it has a total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 4.0%, a Tier 1 leverage capital ratio that is less than 3.0%, or a common equity Tier 1 ratio of less than 3.0%; or (v) “critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

Security Bank was considered “well capitalized” for regulatory capital purposes as of December 31, 2025.

Federal law and regulations also specify circumstances under which a federal banking agency may reclassify a well-capitalized institution as adequately capitalized and may require an institution classified as less than well capitalized to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized).

The FDIC may order savings banks that have insufficient capital to take corrective actions. For example, a savings bank that is categorized as “undercapitalized” is subject to growth limitations and is required to submit a capital restoration plan, and a holding company that controls such a savings bank is required to guarantee that the savings bank complies with the restoration plan. A “significantly undercapitalized” savings bank may be subject to additional restrictions. Savings banks deemed by the FDIC to be “critically undercapitalized” would be subject to the appointment of a receiver or conservator.

Transactions with Affiliates and Regulation W of the Federal Reserve Board. Transactions between banks and their affiliates are governed by federal law. An affiliate of a bank is any company or entity that controls, is controlled by or is under common control with the bank. In a holding company context, the parent bank holding company and any companies which are controlled by such parent holding company are affiliates of the bank (although subsidiaries of the bank itself, except financial subsidiaries, are generally not considered affiliates). Generally, Section 23A of the Federal Reserve Act and the Federal Reserve Board’s Regulation W limit the extent to which a bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10.0% of such institution’s capital stock and surplus, and with all such transactions with all affiliates to an amount equal to 20.0% of such institution’s capital stock and surplus. Section 23B applies to “covered transactions” as well as to certain other transactions and requires that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term “covered transaction” includes the making of loans to, purchase of assets from, and issuance of a guarantee to an affiliate, and other similar transactions. Section 23B transactions also include the provision of services and the sale of assets by a bank to an affiliate. In addition, loans or other extensions of credit by the financial institution to the affiliate are required to be collateralized in accordance with the requirements set forth in Section 23A of the Federal Reserve Act.

Loans to Insiders and Regulation O of the Federal Reserve Board. Sections 22(h) and (g) of the Federal Reserve Act and the Federal Reserve Board’s Regulation O place restrictions on loans to a bank’s insiders, i.e., executive officers, directors and principal stockholders. Under Section 22(h) of the Federal Reserve Act, loans to a director, an executive officer and to a greater than 10.0% shareholder of a financial institution, and certain affiliated interests of these persons, together with all other outstanding loans to such person and affiliated interests, may not exceed specified limits. Section 22(h) of the Federal Reserve Act also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons and also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a financial institution to insiders cannot exceed the institution’s unimpaired capital and surplus. Section 22(g) of the Federal Reserve Act places additional restrictions on loans to executive officers.

Enforcement. The FDIC has extensive enforcement authority over insured state savings banks, including Security Bank. The enforcement authority includes, among other things, the ability to assess civil money penalties, issue cease and desist orders and remove directors and officers. In general, these enforcement actions may be initiated in response to violations of laws and regulations, breaches of fiduciary duty and unsafe or unsound practices.

Federal Insurance of Deposit Accounts. Security Bank is a member of the Deposit Insurance Fund, which is administered by the FDIC. Security Bank’s deposit accounts are insured by the FDIC, generally up to a maximum of $250,000 per depositor.

The FDIC imposes deposit insurance assessments against all insured depository institutions. An institution’s assessment rate depends upon the perceived risk of the institution to the Deposit Insurance Fund, with institutions deemed less risky paying lower rates. Currently, assessments for institutions of less than $10 billion of total assets are based on financial measures and supervisory ratings derived from statistical models estimating the probability of failure within three years. Assessment rates (inclusive of possible adjustments) currently range from 2.5 to 32 basis points of each institution’s total assets less tangible capital. The FDIC may increase or decrease the range of assessments uniformly, except that no adjustment can deviate more than two basis points from the base assessment rate without notice and comment rulemaking.

The FDIC has the authority to increase insurance assessments. A significant increase in insurance premiums would have an adverse effect on the operating expenses and results of operations of Security Bank. We cannot predict what deposit insurance assessment rates will be in the future.

Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, order or condition imposed by the FDIC. We do not know of any practice, condition or violation that might lead to termination of deposit insurance at Security Bank.

Brokered Deposits. Applicable law and FDIC regulations generally limit the ability of an insured depository institution to accept, renew or roll over any brokered deposit unless the institution’s capital category is “well capitalized” or, upon application to and a waiver from the FDIC, “adequately capitalized.” Less-than-well-capitalized banks also are subject to restrictions on the interest rates that they may pay on deposits. The characterization of deposits as “brokered” may result in the imposition of higher deposit assessments on such deposits. As mandated by the Economic Growth Act, the FDIC’s brokered deposit regulations provide a limited exception for reciprocal deposits for banks that are well managed and well capitalized (or adequately capitalized and have obtained a waiver from the FDIC as mentioned above). Under the limited exception, qualified banks are able to exempt from treatment as “brokered” deposits up to $5 billion or 20% of the institution’s total liabilities in reciprocal deposits.

Privacy Regulations. Federal regulations generally require that Security Bank disclose its privacy policy, including identifying with whom it shares a customer’s “non-public personal information,” to customers at the time of establishing the customer relationship and annually thereafter. In addition, Security Bank is required to provide its customers with the ability to “opt-out” of having their personal information shared with unaffiliated third parties and not to disclose account numbers or access codes to non-affiliated third parties for marketing purposes. Security Bank currently has a privacy protection policy in place and believes that such policy is in compliance with the regulations.

Cyber Security. The federal banking agencies have adopted rules providing for new notification requirements for banking organizations and their service providers for significant cybersecurity incidents. Specifically, the rules require a banking organization to notify its primary federal regulator as soon as possible, and no later than 36 hours after, the banking organization determines that a “computer-security incident” rising to the level of a “notification incident” has occurred. Notification is required for incidents that have materially affected or are reasonably likely to materially affect the viability of a banking organization’s operations, its ability to deliver banking products and services, or the stability of the financial sector. Service providers are required under the rule to notify affected banking organization customers as soon as possible when the provider determines that it has experienced a computer-security incident that has materially affected or is reasonably likely to materially affect the banking organization’s customers for four or more hours.

Community Reinvestment Act. Under the Community Reinvestment Act, or CRA, as implemented by federal regulations, a state nonmember bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the FDIC, in connection with its examination of a state savings bank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, including applications to acquire branches and other financial institutions. The CRA requires a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system. Security Bank’s latest federal CRA rating was “Satisfactory.”

USA Patriot Act. Security Bank is subject to the USA PATRIOT Act, which gives federal agencies additional powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. The USA PATRIOT Act contains provisions intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions impose affirmative obligations on a broad range of financial institutions, including banks and thrifts.

Other Regulations

Interest and other charges collected or contracted for by Security Bank are subject to state usury laws and federal laws concerning interest rates. Loan operations are also subject to state and federal laws applicable to credit transactions, such as the:

•
Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;
•
Real Estate Settlement Procedures Act, requiring that borrowers for mortgage loans for one- to four-family residential real estate receive various disclosures, including good faith estimates of settlement costs, lender servicing and escrow account practices, and prohibiting certain practices that increase the cost of settlement services;

•
Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;
•
Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies;
•
Fair Debt Collection Practices Act, governing the manner in which consumer debts may be collected; and
•
Rules and regulations of the various federal and state agencies charged with the responsibility of implementing such federal and state laws.

The deposit operations of Security Bank also are subject to, among others, the:

•
Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;
•
Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check; and
•
Electronic Fund Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Federal Reserve System

Under federal law and regulations, Security Bank is required to maintain sufficient liquidity to ensure safe and sound banking practices. Regulation D, promulgated by the Federal Reserve Board, imposes reserve requirements on all depository institutions, including Security Bank, which maintain transaction accounts or non-personal time deposits. In 2020, due to a change in its approach to monetary policy due to COVID-19, the Federal Reserve Board implemented a final rule to amend Regulation D requirements and reduce reserve requirement ratios to zero. The Federal Reserve Board has indicated that it has no plans to re-impose reserve requirements, but may do so in the future if conditions warrant.

Federal Home Loan Bank System

Security Bank is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. A Federal Home Loan Bank provides a central credit facility primarily for member institutions. Members of a Federal Home Loan Bank are required to acquire and hold shares of capital stock in the Federal Home Loan Bank. Security Bank was in compliance with this requirement at December 31, 2025. Based on redemption provisions of the Federal Home Loan Bank of Chicago, the stock has no quoted market value and is carried at cost. Security Bank reviews for impairment, based on the ultimate recoverability, the cost basis of the Federal Home Loan Bank of Chicago stock. As of December 31, 2025, no impairment had been recognized.

Holding Company Regulation

General. Security Midwest Bancorp is a bank holding company within the meaning of the Bank Holding Company Act of 1956. As such, Security Midwest Bancorp is registered with the Federal Reserve Board and be subject to the regulation, examination, supervision and reporting requirements applicable to bank holding companies. In addition, the Federal Reserve Board has enforcement authority over Security Midwest Bancorp and its non-savings institution subsidiaries. Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution.

Permissible Activities. A bank holding company is generally prohibited from engaging in non-banking activities, or acquiring direct or indirect control of more than 5% of the voting securities of any company engaged in non-banking activities. One of the principal exceptions to this prohibition is for activities found by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the principal activities that the Federal Reserve Board has determined by regulation to be so closely related to banking are: (i) making or servicing loans; (ii) performing certain data processing services; (iii) providing discount brokerage services; (iv) acting as fiduciary, investment or financial advisor; (v) leasing personal or real property; (vi) making investments in corporations or projects designed primarily to promote community welfare; and (vii) acquiring a savings association whose direct and indirect activities are limited to those permitted for bank holding companies.

A bank holding company that meets specified conditions, including being “well capitalized” and “well managed,” may opt to become a “financial holding company” and thereby engage in a broader array of financial activities than previously permitted. Such activities can include insurance underwriting and investment banking. A “financial holding company” may engage in a broader array of financial activities than permitted a typical bank holding company. Such activities can include insurance underwriting and investment banking. Security Midwest Bancorp has not elected “financial holding company” status.

Capital. Bank holding companies are subject to consolidated regulatory capital requirements, which have historically been similar to, though less stringent than, those of the FDIC for Security Bank. Federal legislation, however, required the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. As a result, consolidated regulatory capital requirements identical to those applicable to the subsidiary banks generally apply to bank holding companies. However, the Federal Reserve Board has provided a “small bank holding company” exception to its consolidated capital requirements, and subsequent legislation and the related issuance of regulations by the Federal Reserve Board have increased the threshold for the exception to $3.0 billion of consolidated assets. Consequently, bank holding companies with less than $3.0 billion of consolidated assets are not subject to the consolidated holding company regulatory capital requirements unless otherwise directed by the Federal Reserve Board. As a result, Security Midwest Bancorp will not be subject to the capital requirements until such time as its consolidated assets exceed $3.0 billion or unless otherwise directed by the Federal Reserve Board.

Source of Strength. The Federal Reserve Board has issued regulations requiring that all bank holding companies serve as a source of strength to their subsidiary depository institutions by providing financial, managerial and other support in times of an institution’s distress.

Dividends and Stock Repurchases. The Federal Reserve Board has issued a policy statement regarding the payment of dividends by holding companies. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall supervisory financial condition. Separate regulatory guidance provides for prior consultation with Federal Reserve Bank staff concerning dividends in certain circumstances such as where the holding company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition. The ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized.

The regulatory guidance also states that a bank holding company should consult with Federal Reserve Bank supervisory staff prior to redeeming or repurchasing common stock or perpetual preferred stock if the bank holding company is experiencing financial weaknesses or the repurchase or redemption would result in a net reduction, at the end of a quarter, in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred.

There is a separate requirement that a bank holding company give the Federal Reserve Board prior written notice of any proposed purchase or redemption of then-outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the company’s consolidated net worth. The Federal Reserve Board may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, Federal Reserve Board order or directive, or any condition imposed by, or written agreement with, the Federal Reserve Board. There is an exception to this approval requirement for well-capitalized bank holding companies that meet certain other conditions.

These regulatory policies may affect the ability of Security Midwest Bancorp to pay dividends, repurchase shares of common stock or otherwise engage in capital distributions.

Change in Control Regulations

Under the Change in Bank Control Act, no person may acquire control of a bank holding company such as Security Midwest Bancorp unless the Federal Reserve Board has been given 60 days’ prior written notice and has not issued a notice disapproving the proposed acquisition, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition. Control, as defined under the Change in Bank

Control Act and its implementing regulations, means the power, directly or indirectly, to direct the management or policies of an insured depository institution, or the ownership, control, or holding with power to vote 25% or more of any class of voting stock. Acquisition of more than 10% of any class of a bank holding company’s voting stock constitutes a rebuttable presumption of control under the regulations under certain circumstances including where, as is the case with Security Midwest Bancorp, the issuer has registered securities under Section 12 of the Securities Exchange Act of 1934.

In addition, the Bank Holding Company Act prohibits any company from acquiring control of a bank or bank holding company without first having obtained the approval of the Federal Reserve Board. Among other circumstances, under the Bank Holding Company Act, a company has control of a bank or bank holding company if the company owns, controls or holds with power to vote 25% or more of a class of voting securities of the bank or bank holding company, controls in any manner the election of a majority of directors or trustees of the bank or bank holding company, or the Federal Reserve Board has determined, after notice and opportunity for hearing, that the company has the power to exercise a controlling influence over the management or policies of the bank or bank holding company. The Federal Reserve Board has established presumptions of control under which the acquisition of control of 5% or more of a class of voting securities of a bank holding company, together with other factors enumerated by the Federal Reserve Board, could constitute the acquisition of control of a bank holding company for purposes of the Bank Holding Company Act.

Item 1A. Risk Factors.

Not applicable, as Security Midwest Bancorp is a “smaller reporting company.”

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Cybersecurity is a significant and integrated component of the Company's risk management strategy. As a financial services corporation, cyber threats are present and growing, and the potential exists for a cybersecurity incident to occur, which could disrupt business operations or compromise sensitive data. To date, the Company has not, to its knowledge, experienced an incident materially affecting or reasonably likely to materially affect the Company.

To prepare and respond to incidents, the Company has implemented a multi-layered cybersecurity strategy integrating people, technology, and processes. This includes employee training, the use of innovative technologies, and the implementation of policies and procedures in the areas of information and network security, data management, business continuity and disaster recovery, privacy, third-party risk management, and incident response. The Company engages third-party consultants and independent auditors to, among other things, conduct penetration and vulnerability tests, monitor systems, perform cybersecurity risk assessments, and conduct audits.

The Information Technology Department is primarily responsible for identifying, assessing, and managing material risks from cybersecurity threats. The Information Technology Department is managed by the IT Coordinator who reports directly to the Senior Vice President of Enterprise Risk. The IT Coordinator has more than twenty years of experience with the Company and additional years of experience in the information technology (“IT”) field. The IT Coordinator is assisted in managing Information Technology by an IT Managed Service Provider firm. The IT Coordinator and Senior Vice President of Enterprise Risk oversee the information security program, which is governed by various information security and cybersecurity, systems development, change control, disaster recovery/business continuity and physical asset classification and control policies. The Information Security Policy in coordination with the Business Continuity and Disaster Recovery Plan and Incident Response Plan identify data sources, threats and vulnerabilities and ensures awareness, accountability, and oversight for data protection throughout the Company and with trusted third parties to ensure that data is protected and able to be recovered in the event of a breach or failure (technical or other disaster).

The Information Technology Department conducts on-going meetings and reviews with the IT Managed Service Provider to ensure the latest threats and vulnerabilities are addressed. This includes patch management. Quarterly external vulnerability testing is conducted by an independent department of the IT Managed Service Provider. Business Continuity and Disaster Recovery testing and Incident Response Plan testing are conducted annually and coordinated by the Senior Vice President of Enterprise Risk. The Board appointed IT Steering Committee provides oversight of policies and receives updates including cybersecurity, systems, IT assets and control policies. The Senior Vice President of Enterprise Risk is a member of the IT Steering Committee and information from committee meetings and testing is reported to the Board.

The Company has implemented an Incident Response Plan to provide a structured incident response process for information security incidents that affect any of the information technology systems, network, or data of the Company. The Incident Response Plan is implemented and maintained by the Senior Vice President of Enterprise Risk.

Risk Assessment

On a periodic basis, but not less than annually, the Senior Vice President of Enterprise Risk, with the assistance of IT Coordinator and IT Managed Service Provider’s staff, identifies and documents internal and external vulnerabilities that could result in unauthorized disclosure, misuse, alteration, or destruction of customer information or customer records. Based on the results of the risk assessments, the Company's processes and policies may be revised to protect against any anticipated threats or hazards to the security or integrity of such information.

Response to Security Vulnerabilities

In response to identified risks, management may take certain steps to correct and respond to security vulnerabilities, which may include:

•
Eliminating unwarranted risks by applying vendor-provided software fixes, commonly called patches.
•
Ensuring that changes to security configurations are documented, approved, and tested when possible.
•
Ensuring that exploitable files and services are assessed and removed or disabled based upon known vulnerabilities and business needs.
•
Updating vulnerability scanning and intrusion detection tools to identify known vulnerabilities and related unauthorized activities.
•
Conducting subsequent penetration testing and vulnerability assessments, as warranted.
•
Reviewing performance with service providers to ensure security maintenance and reporting responsibilities are operating according to contract provisions and that service providers provide notification of system security breaches that may affect the Company.

Internal Controls, Audit, and Testing

Regular internal monitoring is integral to the risk assessment process, which includes regular testing of internal key controls, systems, and procedures. In addition, independent third-party penetration testing to test the effectiveness of security controls and preparedness measures is conducted at least annually (generally annually for external testing and every 18 months for internal testing) or more often, if warranted by the risk assessment or other external factors. The Senior Vice President of Enterprise Risk and IT Coordinator determine the scope and objectives of the penetration and vulnerability analysis and audits.

Service Providers

Like many companies, the Company relies on third-party vendor solutions to support its operations. Many of these vendors, especially in the financial services industry, have access to sensitive and proprietary information. In order to mitigate the operational, informational and other risks associated with the use of vendors, the company maintains a Third Party Risk Management Program, which is implemented through a Third Party Risk Management Policy and includes an onboarding process and periodic reviews of vendors with access to sensitive data. The Third Party Risk Management Program is reviewed as part of IT audits.

Employees and Training

Employees are the first line of defense against cybersecurity measures. Each employee is responsible for protecting corporation and client information. Employees are provided training at initial onboarding and thereafter regarding information security and cybersecurity-related policies and procedures applicable to their respective roles within the company. In addition, employees are subjected to regular simulated phishing assessments, designed to sharpen threat detection and reporting capabilities. In addition to training, employees are supported with solutions designed to identify, prevent, detect, respond to, and recover from incidents. Notable technologies include firewalls, intrusion detection systems, security automation and response capabilities, multi-factor authentication, data backups to immutable storage and business continuity applications. Notable services include 24/7 security monitoring and response, continuous vulnerability scanning, third-party monitoring, and threat intelligence.

Board Reporting

At least annually, the Senior Vice President of Enterprise Risk reports to the Board the overall status of the Information Security Program and the Company’s compliance with the Interagency Guidelines for Safeguarding Customer Information. Further, the Board of Directors review and approves the IT Risk Assessment and IT Strategic Plan are presented to the Board. The reports provide an overview of IT operations, core providers, IT policies, audit and testing information, and IT strategic accomplishments and future planned IT initiatives. IT audit findings are included on the Regulatory and Audit Action Item Report of Action Items which is presented to the Board quarterly.

Program Adjustments

The Senior Vice President of Enterprise Risk, with the assistance of the IT Coordinator, monitors, evaluates, and adjusts the Information Security & Network Systems Policy considering any relevant changes in technology, the sensitivity of its customer information, internal or external threats to information, and changing business arrangements, such as mergers and acquisitions, alliances and joint ventures, outsourcing arrangements, and changes to customer information systems.

Incident Response Plan

To ensure that information security incidents can be recovered from quickly and with the least impact to the company and its customers, the company maintains an Incident Response Policy which is designed to work in conjunction with the Business Continuity and Disaster Recover/ Plan. The Senior Vice President of Enterprise Risk is responsible for implementing and maintaining the Incident Response Policy.

Item 2. Properties.

At December 31, 2025, the net book value of our properties (including land, buildings and improvements, and furniture and fixtures) was $3.1 million. The following table sets forth information regarding our offices at December 31, 2025.

		Year	Approximate
	Leased/Owned	Opened/Acquired	Square Footage
Location
Main Office:
510 E. Monroe
Springfield, Illinois 62701-1588	Owned	1960	14,312
Branch Offices:
3001 Chatham Road
Springfield, Illinois 62704-4103	Owned	2000	3,200
2500 Stevenson Drive
Springfield, Illinois 62703-4329	Owned	1998	2,300

Item 3. Legal Proceedings.

At December 31, 2025, we were not involved in any legal proceedings the outcome of which would be material to our financial condition or results of operations.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Security Midwest Bancorp’s common stock is quoted on the OTCQB Market under the symbol “SBMW.” As of March 31, 2026, we had 240 shareholders of record (excluding persons or entities holding stock in street name through various brokerage firms), and 889,781 shares of common stock outstanding. Prices quoted on the OTCQB market reflect inter-dealer prices, without retail mark-up, mark-down, or commissions and not necessarily represent actual transactions.

To date, Security Midwest Bancorp has not paid any cash dividends to our shareholders. The payment and amount of any dividend payments is subject to statutory and regulatory limitations, and depends upon a number of factors, including the following: regulatory capital requirements; our financial condition and results of operations; tax considerations; and general economic conditions.

There were no sales of unregistered equity securities during the quarter ended December 31, 2025.

The Company did not repurchase any shares of its common stock during the quarter ended December 31, 2025.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion and analysis reflects our financial information and other relevant statistical data, and is intended to enhance your understanding of our financial condition and results of operations. The information in this section has been derived from the audited consolidated financial statements, which appear beginning on page F-1 of this report. You should read the information in this section in conjunction with the business and financial information regarding Security Midwest Bancorp provided in this annual report.

Overview

Total assets were $256.5 million at December 31, 2025, an increase of $42.0 million, or 19.6%, from total assets of $214.5 million at December 31, 2024. The increase was primarily comprised of an increase in available-for-sale securities of $31.3 million, cash and cash equivalents of $6.8 million and an increase in gross loans of $4.6 million. Net income for the year ended December 31, 2025 was $299,000, a decrease of $384,000, or 56.3%,compared to net income of $683,000 for the year ended December 31, 2024. The decrease in net income was primarily due to an $853,000 increase in noninterest expenses, a decrease of $417,000 in noninterest income and a $2,000 increase in the provision for credit losses, which were partially offset by a $756,000 increase in net interest income and a $132,000 decrease in income taxes. The increase in noninterest expense was due primarily to a $998,000 increase in pension expense related to the Company’s withdrawal from the multi-employer pension plan. The decrease in noninterest income was due primarily to a $419,000 loss on sale of available-for-sale securities.

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

The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company,” we may delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We are utilizing the benefits of this extended transition period. Accordingly, our financial statements may not be comparable to companies that comply with such new or revised accounting standards.

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

In accordance with the provisions of the accounting standards and the Current Expected Credit Losses (“CECL”) approach, we estimate the allowance for credit losses balance using relevant available information from both internal and external sources, relating to past events, current conditions and reasonable and supportable forecasts. Historical credit loss experience of a defined peer group, by affiliate, paired with economic forecasts, provide the basis for the quantitatively modeled estimates of expected credit losses. We adjust our quantitative model, as necessary, to reflect conditions not already considered by the quantitative model. These adjustments are commonly known as the qualitative factors.

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

Fair Value Measurements. The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. We estimate the fair value of a financial instrument and any related asset impairment using a variety of valuation methods. Where financial instruments are actively traded and have quoted market prices, quoted market prices are used for fair value. When the financial instruments are not actively traded, other observable market inputs, such as quoted prices of securities with similar characteristics, may be used, if available, to determine fair value. When observable market prices do not exist, we estimate fair value. These estimates are subjective in nature and imprecision in estimating these factors can impact the amount of gain or loss recorded. A more detailed description of the fair values measured at each level of the fair value hierarchy and the methodology we utilize can be found in Note 15 of the Audited Consolidated Financial Statements, “Disclosures About Fair Value of Assets and Liabilities.”

	At December 31,
	2025	2024
	(In thousands)
Selected Consolidated Financial Condition Data:
Total assets	$256,519	$214,541
Cash and cash equivalents	50,379	43,540
Held-to-maturity securities	—	980
Available-for-sale securities	76,700	45,412
Loans, net	117,817	113,048
Premises and equipment, net	3,141	2,910
Federal Home Loan Bank stock	1,575	698
Bank-owned life insurance	2,308	2,237
Deposits	196,505	199,372
Borrowings	35,000	—
Shareholders' equity	22,616	13,951

	For the Year Ended
	December 31,
	2025	2024
	(In thousands, except per share data)
Selected Consolidated Operating Data:
Total interest income	$10,333	$10,052
Total interest expense	2,400	2,875
Net interest income	7,933	7,177
Provision for credit losses	41	39
Net interest income after provision
for credit losses	7,892	7,138
Total noninterest income	1,560	1,977
Total noninterest expense	9,034	8,181
Income before income taxes	418	934
Provision for income taxes	119	251
Net income	$299	$683

Earnings per share - basic and diluted	$0.36	n/a

	At or For the Year Ended
	December 31,
	2025	2024
Performance Ratios
Return on average assets	0.14%	0.32%
Return on average equity	1.63%	4.63%
Interest rate spread (1)	3.25%	2.70%
Net interest margin (2)	3.92%	3.48%
Noninterest expense to average assets	4.30%	3.85%
Efficiency ratio (3)	95.16%	89.37%
Average interest-earning assets to
average interest-bearing liabilities	156.35%	156.44%

Capital Ratios
Total capital to risk-weighted assets	20.72%	16.85%
Tier 1 capital to risk-weighted assets	19.91%	15.73%
Common equity tier 1 capital to risk-weighted assets	19.91%	15.73%
Tier 1 capital to average assets	10.63%	8.07%
Average equity to average assets	8.72%	6.95%

Asset Quality Ratios
Allowance for credit losses as a percentage of total loans	0.87%	1.02%
Allowance for credit losses as a percentage of non-performing loans	326.18%	94.32%
Net charge-offs to average outstanding loans during the year	-0.12%	-0.93%
Non-performing loans as a percentage of total loans	0.27%	1.08%
Non-performing loans as a percentage of total assets	0.12%	0.57%
Total non-performing assets as a percentage of total assets	0.12%	0.57%

Other Data
Number of offices	3	3
Number of full-time employees	50	46
Number of part-time employees	4	4

(1) Represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities.

(2) Represents net interest income as a percentage of average interest-earning assets.

(3) Represents noninterest expense divided by the sum of net interest income and noninterest income.

Comparison of Financial Condition at December 31, 2025 and 2024

Total assets. Total assets were $256.5 million at December 31, 2025, an increase of $42.0 million, or 19.6%, over total assets of $214.5 million at December 31, 2024. The increase was primarily comprised of an increase in cash and cash equivalents of $6.8 million, an increase in available-for-sale securities of $31.3 million and an increase in gross loans of $4.6 million.

Cash and cash equivalents. Cash and cash equivalents increased by $6.8 million, or 15.7%, to $50.4 million at December 31, 2025 from December 31, 2024. The increase was due primarily to net proceeds received from the issuance of common stock totaling $6.7 million.

Investment securities. Investment securities available-for-sale increased $31.3 million, or 68.9%, to $76.7 million at December 31, 2025 from $45.4 million at December 31, 2024. The increase was due primarily to purchases of available-for-sale securities of $41.4 million, partially offset by sales of $7.6 million, maturities and repayments of investments totaling $4.2 million and the effects of a $2.3 million reduction in the gross unrealized loss on securities available-for-sale during the year ended December 31, 2025, to a total unrealized loss of $4.3 million at December 31, 2025 compared to $6.6 million at December 31, 2024.

At December 31, 2024, investment securities held-to-maturity consisted solely of certificates of deposit totaling $980,000, which matured in 2025.

During 2025, management implemented a strategy to enhance portfolio yields, whereby $7.6 million of low-yielding securities were sold, resulting in a loss of $419,000, and $41.4 million of available-for-sale securities were purchased, funded by the sale proceeds and $35.0 million in advances from the Federal Home Loan Bank (FHLB). Management anticipates an increase in net interest income from the overall higher yields obtained along with an improved interest rate risk position following these transactions.

Gross loans. Loans increased by $4.6 million, or 4.1%, to $118.8 million at December 31, 2025 compared to $114.2 million at December 31, 2024. During the year ended December 31, 2025, loan originations totaled $47.5 million, an increase of $12.8 million, or 36.9%, compared to the loan origination volume of $34.7 million for the year ended December 31, 2024. Such amounts included loans originated for sale totaling $7.1 million for the year ended December 31, 2025, compared to $4.3 million for the year ended December 31, 2024. However, we did not have any loans held for sale at December 31, 2025 or 2024.

During the year ended December 31, 2025, the increase in our loan portfolio was primarily comprised of increases in commercial and industrial loans of $2.5 million, or 25.0%, to $12.6 million at December 31, 2025; residential one- to four-family loans of $2.2 million, or 6.6%, to $35.1 million at December 31, 2025; construction and development loans of $1.1 million, or 37.2%, to $4.1 million at December 31, 2025; and commercial real estate loans of $524,000, or 1.0%, to $54.4 million at December 31, 2025. These increases were partially offset by decreases in multifamily loans of $810,000, or 16.8% to $4.0 million at December 31, 2025 and consumer loans of $1.3 million, or 23.1% to $4.5 million at December 31, 2025.

Our strategy is to grow our loan portfolio, with a focus on owner-occupied one- to four-family residential real estate loans and commercial loans (both commercial real estate and commercial and industrial).

Deposits. Deposits decreased by $2.9 million, or 1.4%, to $196.5 million at December 31, 2025 from $199.4 million at December 31, 2024. The decrease was primarily due to a decrease in certificates of deposit, which decreased $2.3 million, or 4.9%, to $44.3 million at December 31, 2025 from December 31, 2024. We also experienced a decrease in core deposits (consisting of demand, both retail and commercial, and savings deposits), which decreased $602,000, or 0.4%, to $152.2 million at December 31, 2025 compared to December 31, 2024.

At each of December 31, 2025 and 2024, we had a concentration of deposits from CRB customers, comprised primarily of commercial demand accounts. These deposits totaled $59.1 million and $58.6 million at these respective dates.

During the year ended December 31, 2025, we continued our strategy of pursuing growth in demand accounts and other lower cost core deposits, in part by enhancing the products and services we offer, expanding our offering of cannabis-related business services into other states, and streamlining commercial banking services through enhanced cash management and treasury management services. We intend to continue our efforts to increase our core deposit base, with an emphasis on growth in consumer and business demand deposits.

Borrowings. Advances from the FHLB totaled $35.0 million at December 31, 2025. We had no outstanding advances at December 31, 2024.

Advances in 2025 were used to fund purchases of available-for-sale securities as discussed above. In addition, management entered into an interest rate swap with a notional value of $40.0 million, as a hedge to protect the cost of borrowings from interest rate changes. The pay-fixed-rate swap has a three-year term and is scheduled to mature in November 2028.

Shareholders’ Equity. Shareholders’ equity increased $8.7 million, or 62.1%, to $22.6 million at December 31, 2025 compared to $13.9 million at December 31, 2024. The increase was due primarily to the completion of the common stock offering and issuance of the common stock, resulting in total proceeds, net of offering costs and shares acquired by the ESOP, of $6.7 million, along with net income of $299,000 during the year ended December 31, 2025 combined with a $1.6 million decrease in accumulated other comprehensive loss.

Comparison of Operating Results for the Years Ended December 31, 2025 and 2024

General. Net income for the year ended December 31, 2025 was $299,000, a decrease of $384,000, or 56.3%, compared to net income of $683,000 for the year ended December 31, 2024. The decrease in net income was primarily due to an $853,000 increase in noninterest expense, a $417,000 decrease in noninterest income and a $2,000 increase in the provision for credit losses, which were partially offset by a $756,000 increase in net interest income and a $132,000 decrease in income taxes.

Interest Income. Interest income increased $281,000, or 2.8%, to $10.3 million for the year ended December 31, 2025 from $10.0 million for the year ended December 31, 2024. This increase was attributable to an $850,000, or 12.6%, increase in interest on loans and a $31,000, or 2.3%, increase in interest on investment securities, which were partially offset by a $600,000, or 30.5%, decrease in interest on interest-bearing deposits and other assets.

The average yield on loans increased by 51 basis points to 6.63% for the year ended December 31, 2025 from 6.12% for the year ended December 31, 2024, while the average balance of loans increased by $4.4 million, or 4.0%, to $114.5 million during the year ended December 31, 2025 over the average balance for the year ended December 31, 2024. The increase in the average yield was due to higher market interest rates year-to-year. While the Federal Reserve Board (FRB) had acted to decrease the Fed Funds rate in the latter part of 2024 and again in 2025, these rate adjustments did not have a corresponding effect on interest rates in lending.

The average yield on investment securities increased by 10 basis points to 2.54% for the year ended December 31, 2025 from 2.44% for the year ended December 31, 2024 while the average balance of investment securities decreased $1.0 million, or 1.8%, to $54.1 million for the year ended December 31, 2025 from $55.1 million for the year ended December 31, 2024. The increase in the average yield was due primarily to management’s strategies to sell lower yielding securities and add securities with higher yields.

The average balance of interest-bearing deposits and other assets, comprised primarily of certificates of deposit in other financial institutions, overnight deposits and stock in the Federal Home Loan Bank of Chicago, decreased $7.1 million, or 17.5%, for the year ended December 31, 2025, while the average yield decreased 76 basis points, to 4.07% for the year ended December 31, 2025 from 4.83% for the year ended December 31, 2024. The decrease in the average yield was primarily due to decreases in market interest rates as a result of the rate decreases implemented by the FRB.

Interest Expense. Total interest expense decreased $475,000, or 16.5%, to $2.4 million for the year ended December 31, 2025 compared to $2.9 million for the year ended December 31, 2024. The decrease was primarily comprised of a $635,000, or 22.1%, decrease in interest expense on deposits, which was partially offset by a $160,000 increase in interest expense on borrowings. The decrease in interest expense on deposits was primarily due to a decrease of 38 basis points in the average cost of deposits to 1.80% for the year ended December 31, 2025 from 2.18% for the year ended December 31, 2024 and, to a lesser extent, a decrease of $7.1 million, or 5.4%, in the average balance of deposits, to $124.5 million for the year ended December 31, 2025 from $131.6 million for the year ended December 31, 2024.

The increase in interest expense on borrowings was due primarily to a $4.8 million, or 81.0%, increase in the average borrowings outstanding, partially offset by a 171 basis point decrease in the average cost of borrowings, to 3.37% for the year ended December 31, 2025 from 5.08% for the year ended December 31, 2024. The interest expense on borrowings in 2025 was reduced by $31,000 as a result of the interest rate swap.

Net Interest Income. Net interest income increased $756,000, or 10.5%, to $7.9 million for the year ended December 31, 2025 compared to $7.2 million for the year ended December 31, 2024. The interest rate spread increased to 3.25% for the year ended December 31, 2025 from 2.70% for the year ended December 31, 2024. The net interest margin increased to 3.92% for the year ended December 31, 2025 from 3.48% for the year ended December 31, 2024. The interest rate spread and net interest margin were both favorably impacted by the decreases in market interest rates, which more rapidly impacted our cost of funds.

Provision for Credit Losses. Based on an analysis of the factors described in “—Critical Accounting Policies—Allowance for Credit Losses,” we recorded a provision for credit losses of $41,000 for the year ended December 31, 2025, an increase of $2,000, or 5.1%, compared to a provision of $39,000 for the year ended December 31, 2024. The allowance for credit losses was $1.0 million at December 31, 2025 and $1.2 million at December 31, 2024 and represented 0.87% of total loans at December 31, 2025 and 1.02% of total loans at December 31, 2024. Net charge-offs totaled $133,000 and $1.0 million during the years ended December 31, 2025 and 2024, respectively.

Management’s determination of the allowance balance at December 31, 2025 included consideration of the $4.7 million, or 4.1%, increase in loans outstanding during the year ended December 31, 2025, along with decreases in nonperforming and delinquent loans. Total nonperforming loans were $317,000 at December 31, 2025, compared to $1.2 million at December 31, 2024. Total loans past due 30 days or greater were $372,000 and $1.6 million at those respective dates. As a percentage of nonperforming loans, the allowance for credit losses was 326.2% at December 31, 2025 compared to 94.3% at December 31, 2024.

Our estimates and assumptions used in the determination of the adequacy of the allowance for credit losses could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions. Any such increase in future provisions that may be required may adversely impact our financial condition and results of operations.

Noninterest income. Noninterest income information is as follows.

	Year Ended December 31,		Change
	2025	2024	Amount	Percent
	(Dollars in thousands)
Service fees on deposit accounts	$1,018	$1,066	$(48)	-4.5%
Debit card fees	387	415	(28)	-6.7%
Mortgage loan servicing fees, net	117	126	(9)	-7.1%
Gain on sale of loans	142	83	59	71.1%
Loss on sale of investment securities	(419)	0	(419)	-100.0%
Gain on sale of real estate owned	4	9	(5)	-55.6%
Other	311	278	33	11.9%
Total noninterest income	$1,560	$1,977	$(417)	-21.1%

The decrease in service fees on deposits was due primarily to a decrease in the volume of monthly maintenance fees and cash counting service fees due to a significant decline in our largest CRB deposit account between the periods. This decrease was partially offset by an increase in the overall number of CRB accounts period over period, as we have focused on expanding our relationship base to smaller customers. The loss on sale of investments resulted from a strategy to divest of certain lower-yielding securities and using the sales proceeds to purchase higher-yielding securities. The increase in gain on sale of loans was due to an increase in sales volume year-to-year. Other noninterest income increased due primarily to an increase in fees on cashless ATMs at certain CRB locations.

Noninterest Expense. Noninterest expense information is as follows.

	Year Ended December 31,		Change
	2025	2024	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$5,723	$4,209	$1,514	36.0%
Occupancy and equipment	569	549	20	3.6%
Data processing fees	672	621	51	8.2%
FDIC insurance premiums	90	140	(50)	-35.7%
Advertising	191	168	23	13.7%
Director fees	96	98	(2)	-2.0%
Debit card expense	79	80	(1)	-1.3%
Professional fees	638	1,352	(714)	-52.8%
Telephone and internet	141	134	7	5.2%
Other	835	830	5	0.6%
Total noninterest expense	$9,034	$8,181	$853	10.4%

The increase in salaries and employee benefits was due primarily to a $922,000 increase in expense related to the multiple-employer defined benefit plan, as management elected to withdraw from the plan, which required an additional contribution to the plan. The increase was also attributable to increases in staffing levels, normal annual merit increases and expense of the new employee stock ownership plan (ESOP). The decrease in professional fees was due primarily to a nonrecurring write-off in 2024 of certain capitalized fees totaling $702,000 incurred for previous services rendered related to our mutual-to-stock conversion process.

Income Taxes. Income taxes decreased by $132,000, or 52.6%, to $119,000 for the year ended December 31, 2025, compared to the year ended December 31, 2024. The decrease in the income tax provision was due primarily to a $516,000, or 55.2% decrease in pretax income. The effective tax rates were 28.4% and 26.9% for the years ended December, 2025 and 2024, respectively.

	For the Year Ended December 31,
	2025			2024
	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate
Interest-earning assets:	(Dollars in thousands)
Loans	$114,479	$7,593	6.63%	$110,124	$6,743	6.12%
Investment securities	54,130	1,374	2.54%	55,132	1,343	2.44%
Interest-bearing deposits and other	33,570	1,366	4.07%	40,709	1,966	4.83%
Total interest-earning assets	202,179	10,333	5.11%	205,965	10,052	4.88%
Non-interest-earning assets	9,118			8,206
Allowance for credit losses	(1,143)			(1,633)
Total assets	$210,154			$212,538

Interest-bearing liabilities:
Interest-bearing demand	$55,398	491	0.89%	$59,082	718	1.22%
Savings accounts	25,709	80	0.31%	26,794	73	0.27%
Certificates of deposit	43,371	1,666	3.84%	45,719	2,081	4.55%
Total deposits	124,478	2,237	1.80%	131,595	2,872	2.18%
Borrowings	4,837	163	3.37%	59	3	5.08%
Total interest-bearing liabilities	129,315	2,400	1.86%	131,654	2,875	2.18%
Non-interest-bearing deposits	61,974			65,549
Non-interest-bearing liabilities	546			664
Total liabilities	191,835			197,867
Equity	18,319			14,671
Total liabilities and equity	$210,154			$212,538

Net interest income		$7,933			$7,177
Net interest rate spread			3.25%			2.70%
Net interest-earning assets	$72,864			$74,311
Net interest margin			3.92%			3.48%

Average interest-earning assets to interest-bearing liabilities	156.35%			156.44%

	Year Ended December 31,
	2025 vs. 2024
			Total
	Increase (decrease) due to		Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$274	$576	$850
Investment securities	(24)	55	31
Other interest-earning assets	(316)	(284)	(600)
Total interest-earning assets	(66)	347	281

Interest-bearing liabilities:
Interest-bearing demand	(44)	(183)	(227)
Savings accounts	(3)	10	7
Certificates of deposit	(103)	(312)	(415)
Total deposits	(150)	(485)	(635)
Borrowings	161	(1)	160
Total interest-bearing liabilities	11	(486)	(475)
Change in net interest income	$(77)	$833	$756

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

Net Interest Income. We analyze our sensitivity to changes in interest rates through a net interest income model. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings. We estimate what our net interest income would be for a 12-month period. We then calculate what the net interest income would be for the same period under the assumptions that the United States Treasury yield curve increases or decreases instantaneously by up to 400 basis points, with changes in interest rates representing immediate and permanent, parallel shifts in the yield curve. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below.

The table below sets forth, as of December 31, 2025, the calculation of the estimated changes in our net interest income that would result from the designated instantaneous changes in the United States Treasury yield curve.

At December 31, 2025
Change in Interest Rates (basis	Net Interest Income	Year 1 Change
points) (1)	Year 1 Forecast	From Level
400	$7,889	-10.08%
300	8,176	-6.80%
200	8,426	-3.96%
100	8,619	-1.76%
Level	8,773	—
(100)	8,779	0.07%
(200)	8,644	-1.47%
(300)	8,481	-3.33%
(400)	8,426	-3.96%

(1)
Assumes an instantaneous uniform change in interest rates at all maturities.

The table above indicates that at December 31, 2025, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would have experienced a 4.0% decrease in net interest income, and in the event of an instantaneous parallel 200 basis point decrease in interest rates, we would have experienced a 1.5% decrease in net interest income.

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

The table below sets forth, as of December 31, 2025, the calculation of the estimated changes in our EVE that would result from the designated immediate changes in the United States Treasury yield curve.

At December 31, 2025
Change in				EVE as a Percentage of Present Value of Assets (3)
Interest Rates (basis		Estimated Increase (Decrease) in EVE		EVE	Increase (Decrease)
points) (1)	Estimated EVE (2)	Amount	Percent	Ratio (4)	(basis points)
(Dollars in thousands)
400	$56,772	$9,580	20.30%	23.74%	554
300	55,643	8,451	17.91%	22.80%	460
200	53,834	6,642	14.07%	21.61%	341
100	51,036	3,844	8.15%	20.08%	188
Level	47,192	—	—	18.20%	—
(100)	42,110	(5,082)	-10.77%	15.92%	(228)
(200)	35,168	(12,024)	-25.48%	13.03%	(517)
(300)	25,551	(21,641)	-45.86%	9.28%	(892)
(400)	11,790	(35,402)	-75.02%	4.21%	(1,399)

(1)
Assumes an immediate uniform change in interest rates at all maturities.
(2)
EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)
Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)
EVE Ratio represents EVE divided by the present value of assets.

The table above indicates that at December 31, 2025, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would have experienced a 14.1% increase in EVE, and in the event of an instantaneous parallel 200 basis point decrease in interest rates, we would have experienced a 25.5% decrease in EVE.

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

Liquidity and Capital Resources

Liquidity Management. Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from sales, maturities and calls of securities. We also have the ability to borrow from the Federal Home Loan Bank of Chicago. At December 31, 2025, we had $35.0 million of outstanding advances and we had the ability to borrow an additional approximately $31.6 million from the Federal Home Loan Bank of Chicago, and we also had the ability to borrow $3.0 million from a private bankers’ bank at that date.

The board of directors is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We calculate our liquidity ratio as the sum of cash, short-term assets (generally securities with a remaining maturity of less than one year) and marketable assets divided by the sum of net deposits (generally time deposits of $250,000 or more and brokered deposits less than $250,000), short-term liabilities (generally borrowings with a remaining maturity of one year or less) and volatile liabilities (generally federal funds purchased, securities sold under agreements to repurchase, and time deposits of $250,000 or more). We seek to maintain a liquidity ratio of 20.0% or greater. For the year ended December 31, 2025, our liquidity ratio averaged 44.8% due to our maintaining high levels of liquid assets to satisfy the cash nature of our CRB customers, in particular. We believe that we had enough sources of liquidity to satisfy our short and long-term liquidity needs as of December 31, 2025.

We monitor and adjust our investments in liquid assets based upon our assessment of: (1) expected deposit flows; (2) expected loan demand; (3) yields available on cash and cash equivalents and securities; and (4) the objectives of our asset/liability management program. Excess liquid assets are invested generally in cash and cash equivalents and short- and intermediate-term securities.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and cash equivalents, which include federal funds sold. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At December 31, 2025, cash and cash equivalents totaled $50.4 million. Investment securities classified as available-for-sale, which provide an additional source of liquidity, totaled $76.7 million at December 31, 2025.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities.

For the year ended December 31, 2025, cash flows from operating activities, investing activities and financing activities resulted in a net increase in cash and cash equivalents of $6.8 million. Net cash provided by operating activities amounted to $2.6 million, primarily due to the proceeds from the sale of loans of $7.2 million and net income of $299,000. Net cash used in investing activities amounted to $34.7 million, primarily due to a purchase of available-for-sale securities of $41.4 million and a net increase in gross loans of $4.9 million. Net cash provided by financing activities amounted to $38.9 million, primarily due to an increase in FHLB advances of $35.0 million and net proceeds from the issuance of common stock of $6.7 million.

For the year ended December 31, 2024, cash flows from operating activities, investing activities and financing activities resulted in a net increase in cash and cash equivalents of $9.7 million. Net cash provided by operating activities amounted to $1.2 million, primarily due to proceeds from the sale of loans of $4.3 million and net income of $683,000. Net cash used in investing activities amounted to $2.3 million, primarily due to the increase in loans of $6.3 million. Net cash provided by financing activities amounted to $10.8 million, primarily due to a net increase in deposits of $21.3 million, offset by the repayment of $10.5 million of Federal Home Loan Bank advances. For further information, see the statements of cash flows contained in the consolidated financial statements appearing elsewhere in this report.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Certificates of deposit due within one year of December 31, 2025, totaled $41.2 million, or 93.1% of our certificates of deposit, and 21.0% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Management. At December 31, 2025, Security Bank exceeded all regulatory capital requirements and was considered “well capitalized” under regulatory guidelines.

Recent Accounting Pronouncements

Please refer to Note 19 to the Consolidated Financial Statements for a description of recent accounting pronouncements that may affect our financial condition and results of operations. As an emerging growth company, we have elected to use the extended transition period to delay the adoption of new or re-issued accounting pronouncements applicable to public companies until such pronouncements are applicable to non-public companies.

Commitments and Contingencies

Commitments to originate loans are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since a portion of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Each customer’s creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate.

Lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Lines of credit generally have fixed expiration dates. Since a portion of the line may expire without being drawn upon, the total unused lines do not necessarily represent future cash requirements. Each customer’s creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate.

We use the same credit policies in granting lines of credit as we do for on-balance-sheet instruments.

As of December 31, 2025, commitments to originate loans were $6.1 million, undisbursed amounts committed on construction loans were $2.9 million and amounts available to draw against on lines of credit were $3.3 million.

Impact of Inflation and Changing Prices

The financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The primary impact of inflation on our operations is reflected in increased operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution’s performance than does inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The information regarding this item is contained in Item 7 under the heading “Management of Market Risk.”

Item 8. Financial Statements and Supplementary Data.

The financial statements and notes thereto begin on page F-1 of this Annual Report.

Report of Independent Registered Public Accounting Firm

Audit Committee and Shareholders

Security Midwest Bancorp, Inc. and Subsidiaries

Springfield, Illinois

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Security Midwest Bancorp, Inc. and Subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the years then ended and the related notes to the consolidated financial statements (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

We have served as the Company’s auditor since 2023.

Wipfli LLP

Eau Claire, Wisconsin

April 7 2026

Security Midwest Bancorp, Inc.

Consolidated Balance Sheets

as of December 31, 2025 and 2024

	December 31,	December 31,
	2025	2024
Assets
Cash on hand	$2,300,984	$4,109,800
Due from banks	47,224,554	39,033,504
Federal funds sold	853,000	397,000
Cash and cash equivalents	50,378,538	43,540,304
Held-to-maturity securities	—	980,144
Available-for-sale securities	76,699,904	45,412,339
Loans receivable	118,850,710	114,210,342
Allowance for credit losses	(1,034,193)	(1,162,211)
Loans, net	117,816,517	113,048,131
Federal Home Loan Bank stock	1,575,000	697,500
Premises and equipment, net	3,141,267	2,909,534
Accrued interest receivable	751,961	710,199
Mortgage servicing rights, net	326,764	325,761
Deferred tax assets, net	2,208,560	2,965,633
Bank owned life insurance	2,308,325	2,237,215
Other assets	1,312,424	1,714,331
Total assets	$256,519,260	$214,541,091
Liabilities and Shareholders' Equity
Liabilities
Deposits
Demand	$126,505,380	$126,798,670
Savings	25,716,594	26,025,186
Time	44,283,509	46,548,168
Total deposits	196,505,483	199,372,024
Advances from the Federal Home Loan Bank	35,000,000	—
Advances from borrowers for taxes and insurance	399,702	356,424
Accrued expenses and other liabilities	1,998,190	861,159
Total liabilities	233,903,375	200,589,607
Shareholders' Equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 10,000,000 shares authorized, issued 889,781 at December 31, 2025	8,898	—
Additional paid-in capital	7,346,633	—
Unallocated common stock of ESOP	(591,707)	—
Retained earnings	18,971,057	18,672,325
Accumulated other comprehensive loss	(3,118,996)	(4,720,841)
Total shareholders' equity	22,615,885	13,951,484
Total liabilities and shareholders' equity	$256,519,260	$214,541,091

The accompanying notes are an integral part of these consolidated financial statements.

Security Midwest Bancorp, Inc.

Consolidated Statements of Income

for the Years ended December 31, 2025 and 2024

	Year Ended
	December 31,
	2025	2024
Interest Income
Loans	$7,592,868	$6,743,391
Investment securities	1,373,834	1,342,959
Interest-bearing deposits and other	1,366,023	1,965,486
Total interest income	10,332,725	10,051,836
Interest Expense
Deposits	2,237,361	2,871,336
Federal Home Loan Bank advances	162,401	3,348
Total interest expense	2,399,762	2,874,684
Net Interest Income	7,932,963	7,177,152
Provision for Credit Losses	41,389	39,134
Net Interest Income After Provision for Credit Losses	7,891,574	7,138,018
Noninterest Income
Service fees on deposits	1,018,342	1,065,874
Debit card fees	387,710	414,753
Mortgage loan servicing fees, net	117,030	126,639
Gain on sale of loans	141,755	82,969
Loss on sale of investment securities	(419,278)	—
Gain on sale of real estate owned	3,814	8,686
Other noninterest income	310,865	278,178
Total noninterest income	1,560,238	1,977,099
Noninterest Expense
Salaries and employee benefits	5,723,090	4,208,551
Occupancy and equipment	568,837	548,535
Data processing fees	671,767	620,908
FDIC insurance premiums	89,853	140,400
Advertising	191,200	167,574
Directors fees	96,400	98,300
Debit card expense	78,637	80,250
Professional fees	638,135	1,351,619
Telephone and internet	141,337	134,317
Other	835,250	830,329
Total noninterest expense	9,034,506	8,180,783
Income before income taxes	417,306	934,334
Provision for income taxes	118,574	251,351
Net Income	$298,732	$682,983
Earnings per share - basic and diluted	$0.36	n/a

The accompanying notes are an integral part of these consolidated financial statements.

Security Midwest Bancorp, Inc.

Consolidated Statements of Comprehensive Income

for the Years ended December 31, 2025 and 2024

	Year Ended
	December 31,
	2025	2024
Net income	$298,732	$682,983
Other comprehensive income (loss):
Net unrealized gains (losses) on available-for-sale securities	1,923,095	(258,160)
Reclassification adjustment for realized loss on sales of securities	419,278	—
Unrealized loss on cash flow hedge	(102,029)	—
Tax (expense) benefit	(638,499)	73,577
Other comprehensive income (loss)	1,601,845	(184,583)
Comprehensive income	$1,900,577	$498,400

The accompanying notes are an integral part of these consolidated financial statements.

Security Midwest Bancorp, Inc.

Consolidated Statements of Shareholders’ Equity

for the Years ended December 31, 2025 and 2024

For the year ended December 31, 2025	Common Stock	Additional Paid-in Capital	Unallocated Common Stock of ESOP	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2025	$—	$—	$—	$18,672,325	$(4,720,841)	$13,951,484
Proceeds from issuance of 889,781 shares of common stock, net of offering costs	8,898	7,338,514	—	—	—	7,347,412
Purchase of 62,285 ESOP shares	—	—	(622,850)	—	—	(622,850)
Net income	—	—	—	298,732	—	298,732
Release of 3,114 ESOP shares	—	8,119	31,143	—	—	39,262
Other comprehensive income	—	—	—	—	1,601,845	1,601,845
Balance at December 31, 2025	$8,898	$7,346,633	$(591,707)	$18,971,057	$(3,118,996)	$22,615,885

For the year ended December 31, 2024	Common Stock	Additional Paid-in Capital	Unallocated Common Stock of ESOP	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2024	$—	$—	$—	$17,989,342	$(4,536,258)	$13,453,084
Net income	—	—	—	682,983	—	682,983
Other comprehensive loss	—	—	—	—	(184,583)	(184,583)
Balance at December 31, 2024	$—	$—	$—	$18,672,325	$(4,720,841)	$13,951,484

The accompanying notes are an integral part of these consolidated financial statements.

Security Midwest Bancorp, Inc.

Consolidated Statements of Cash Flows

for the Years ended December 31, 2025 and 2024

	Year Ended
	December 31,
	2025	2024
Operating Activities
Net income	$298,732	$682,983
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	234,716	215,230
Amortization of premiums and discounts	257,093	310,486
Accretion of deferred loan origination fees, net	(73,311)	(26,833)
Amortization of mortgage servicing rights	52,972	45,390
Deferred income taxes	118,574	245,434
Provision for credit losses	41,389	39,134
Gain on sale of loans	(141,755)	(82,969)
Proceeds from sale of loans	7,191,769	4,342,858
Origination of loans held for sale	(7,106,389)	(4,291,400)
Increase in cash surrender value of life insurance	(71,110)	(67,742)
Loss on sale of available-for-sale securities	419,278	—
Gain on sale of foreclosed assets	(3,814)	(8,686)
ESOP compensation expense	39,262	—
Changes in:
Accrued interest receivable	(41,762)	20,694
Other assets	401,907	111,253
Accrued expenses and other liabilities	998,665	(293,507)
Net cash provided by operating activities	2,616,216	1,242,325
Investing Activities
Proceeds from maturities of held-to-maturity securities	980,000	1,231,000
Purchase of available-for-sale securities	(41,441,325)	—
Proceeds from sales of available-for-sale securities	7,578,242	—
Proceeds from paydowns of mortgage-backed securities	2,846,664	2,234,186
Proceeds from calls and maturities of available-for-sale securities	1,395,000	315,000
Net change in loans	(4,944,892)	(6,268,068)
Purchase of FHLB stock	(877,500)	—
Proceeds from sale of foreclosed assets	250,979	304,424
Purchase of premises and equipment	(466,449)	(86,135)
Net cash used in investing activities	(34,679,281)	(2,269,593)
Financing Activities
Net (decrease) increase in deposit accounts	(2,866,541)	21,262,433
Proceeds from FHLB advances	35,000,000	—
Repayment of FHLB advances	—	(10,500,000)
Net change in advances by borrowers for taxes and insurance	43,278	(5,009)
Gross proceeds from issuance of common stock	8,897,810	—
Stock offering costs, net	(1,550,398)	—
Purchase of ESOP shares	(622,850)	—
Net cash provided by financing activities	38,901,299	10,757,424
Increase in Cash and Cash Equivalents	6,838,234	9,730,156
Cash and Cash Equivalents, Beginning of Year	43,540,304	33,810,148
Cash and Cash Equivalents, End of Year	$50,378,538	$43,540,304
Supplemental Disclosure of Cash Flow Information
Cash paid during the year for:
Interest on deposits and borrowings	$2,311,185	$2,881,339
State income taxes	35,000	125,000
Supplemental Disclosure of Noncash Investing Activities
Transfers from loans to real estate acquired through foreclosure	$247,165	$295,738

The accompanying notes are an integral part of these consolidated financial statements.

Security Midwest Bancorp, Inc.

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

Security Bank, SB (the “Bank”) is a state-chartered bank engaged primarily in the business of making residential mortgage and commercial loans and accepting deposits. Its operations are conducted through its three offices located in Springfield, Illinois. The Bank faces competition from other financial institutions and is subject to the regulation of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

The Bank has two wholly owned subsidiaries: SB Financial Services, Inc. and 510 Monroe Holdings, LLC. SB Financial Services, Inc. sells insurance, on an agency basis, and related products, and also has a brokerage business. 510 Monroe Holdings, LLC was formed for the purpose of holding real estate acquired through foreclosure or other proceedings.

Principles of Consolidation

The consolidated financial statements as of and for the year ended December 31, 2025, include the accounts of the Company and the Bank, its wholly-owned subsidiary. All intercompany transactions and balances have been eliminated in consolidation. The financial statements as of and for the year ended December 31, 2024, represent the Bank only, as the conversion to stock form, including the formation of Security Midwest Bancorp, Inc. was completed on July 31, 2025. References herein to the “Company” for periods prior to the completion of the stock conversion should be deemed to refer to the “Bank.”

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

Cash Equivalents

The Bank considers all liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2025 and 2024, the Bank had cash accounts that exceeded the federally insured limit by approximately $1,427,000 and $903,000, respectively. At December 31, 2025, the Bank held approximately $470,000 and $44.6 million at the Federal Home Loan Bank and the Federal Reserve Bank of Chicago, respectively, which are not subject to FDIC limits. At December 31, 2024, the Bank held approximately $249,000 and $37.4 million at the Federal Home Loan Bank and the Federal Reserve Bank of Chicago, respectively, which are not subject to FDIC limits.

Security Midwest Bancorp, Inc.

Notes to Consolidated Financial Statements

Interest-bearing Time Deposits in Banks

Interest-bearing time deposits had original maturities greater than one year and were carried at cost.

Investment Securities

Held-to-maturity securities consisted of certificates of deposit that management had the intent and ability to hold to maturity. Held-to-maturity securities were carried at amortized cost. The Company had no securities held-to-maturity as of December 31, 2025.

Investment securities classified and accounted for as available for sale may be sold prior to maturity for asset/liability management purposes or may be sold in response to changes in interest rates or changes in prepayment risk, and to increase regulatory capital or other similar factors. Available-for-sale securities are carried at fair value with any adjustments to fair value, after tax, reported in other comprehensive income (loss). The Company had no securities held for trading purposes as of December 31, 2025 or 2024.

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities, identified as the call date as to premiums and the maturity date as to discounts. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

The Company’s accounting treatment for a credit-related impairment, when the fair value of securities is below amortized cost, is set forth within this Note 1 at Allowance for Credit Losses.

The Company recognized no credit-related impairments on debt securities during the years ended December 31, 2025 or 2024.

Loans Held for Sale

Loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value, as determined by aggregate outstanding commitments from investors or current investor yield requirements. Net unrealized losses are recognized through a valuation allowance by charges to income. The Company had no loans held for sale at December 31, 2025 and 2024.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding principal balances adjusted for unearned income, charge-offs net of recoveries, the allowance for credit losses and any unamortized deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans.

For loans amortized at cost, interest income is accrued based on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, as well as premiums and discounts, are deferred and amortized as a level yield adjustment over the respective term of the loan. For all loan portfolio segments except residential and consumer loans, the Company promptly charges-off loans, or portions thereof, when available information confirms that specific loans are uncollectible based on information that includes, but is not limited to, (1) the deteriorating financial condition of the borrower, (2) declining collateral values, and/or (3) legal action, including bankruptcy, that impairs the borrower’s ability to adequately meet its obligations. For loans that are considered to be solely collateral dependent, a partial charge-off is recorded when a loss has been confirmed by an updated appraisal or other appropriate valuation of the collateral.

The Company charges-off residential and consumer loans, or portions thereof, when management reasonably determines the amount of the loss. The Company adheres to delinquency thresholds established by applicable regulatory guidance to determine the charge-off timeframe for these loans. Loans at these delinquency thresholds, for which the Company can clearly document that the loan is both well-secured and in the process of collection, such that collection will occur regardless of delinquency status, need not be charged off.

For all classes, all interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income. The interest on these loans is accounted for on the cash basis or cost recovery method, until

Security Midwest Bancorp, Inc.

Notes to Consolidated Financial Statements

qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. Nonaccrual loans are returned to accrual status when, in the opinion of management, the financial position of the borrower indicates there is no longer any reasonable doubt as to the timely collection of interest or principal. The Company requires a period of satisfactory performance of not less than six months before returning a nonaccrual loan to accrual status.

When cash payments are received on collateral dependent loans in each loan class, the Company records the payment as interest income unless collection of the remaining recorded principal amount is doubtful, at which time payments are used to reduce the principal balance of the loan. Loans modified due to financial difficulties of the borrower recognize interest income on an accrual basis at the renegotiated rate if the loan is in compliance with the modified terms, no principal reduction has been granted and the loan has demonstrated the ability to perform in accordance with the renegotiated terms for a period of at least six months.

Allowance for Credit Losses

The allowance for credit losses is established as losses are estimated to have occurred through a provision for credit losses charged to income. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. The allowance for credit losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The Company accounts for the allowance for credit losses in accordance with Accounting Standards Update (ASU) No. 2016-13 Financial Instruments—Credit Losses (Topic 326). ASC 326 requires a current expected credit loss (“CECL”) methodology that reflects expected credit losses over the lives of the credit instruments and requires consideration of a broad range of information to estimate credit losses. ASC 326 requires an estimate of all expected credit losses for financial assets measured at amortized cost, including loans and held-to-maturity debt securities, based on historical experience, current conditions, and reasonable and supportable forecasts. The ASU also applies to off-balance sheet credit exposures, such as loan commitments, standby letters of credit, financial guarantees, and other similar instruments.

Held-to-maturity securities

Expected credit losses on held-to-maturity securities were measured on a collective basis by security type. Accrued interest receivable on held-to-maturity securities totaled approximately $3,000 at December 31, 2024, and is included within accrued interest receivable on the consolidated balance sheet. This amount was excluded from the estimate of expected credit losses. The Company had no securities held-to-maturity at December 31, 2025. The held-to-maturity securities portfolio consisted solely of certificates of deposit in other financial institutions. The estimate of credit losses considered historical credit loss information that was adjusted for current conditions and reasonable and supportable forecasts. Management concluded that no allowance for credit losses was required on held-to-maturity securities at December 31, 2024.

Available-for-sale securities

For available for sale securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For securities available-for-sale that do not meet the above criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost and adverse conditions related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security.

If the present value of the cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income (loss), net of tax. The Company elected to use zero loss estimates for securities issued by U.S.

Security Midwest Bancorp, Inc.

Notes to Consolidated Financial Statements

government entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major agencies and have a long history of no credit losses. Management concluded that no allowance for credit losses was required on available-for-sale securities at December 31, 2025 and 2024.

Accrued interest receivable on available-for-sale securities totaled approximately $210,000 and $180,000 at December 31, 2025 and 2024, respectively, and is included within accrued interest receivable on the consolidated balance sheets. This amount is excluded from the estimate of expected credit losses.

Loans

The allowance for credit losses (ACL) is a valuation allowance that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. Management’s determination of the adequacy of the ACL is based on the assessment of the expected credit losses on loans over the expected life of the loan. The ACL is increased by provision expense and decreased by charge-offs, net of recoveries of amounts previously charged off and expected to be charged off. The Company made the policy election to exclude accrued interest receivable on loans from the estimate of credit losses. Accrued interest receivable on loans totaled approximately $503,000 and $521,000 at December 31, 2025 and 2024, respectively, and is included within accrued interest receivable on the consolidated balance sheets. Management estimates the ACL balance using relevant available information from both internal and external sources, relating to past events, current conditions and reasonable and supportable forecasts. Historical credit loss experience of a defined peer group, by affiliate, paired with economic forecasts provide the basis for the quantitatively modeled estimates of expected credit losses. The Company adjusts its quantitative model, as necessary, to reflect conditions not already considered by the quantitative model. These adjustments are commonly known as the qualitative factors.

The ACL is measured on a collective (pool) basis when similar risk characteristics exist. The Company uses the average historical loss method to measure the quantitative portion of the ACL over four-quarter forecast and four-quarter reversion periods.

Loans that do not share risk characteristics are evaluated on an individual basis. Loans evaluated individually are not also included in the collective evaluation. When management determines that foreclosure is probable, expected credit losses are based on the fair value of the collateral at the reporting date, adjusted for estimated selling costs as appropriate.

Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions, renewals and modifications unless either of the following applies: management has a reasonable expectation at the reporting date that a restructuring will be executed with an individual borrower experiencing financial difficulties, or the extension or renewal options are included in the original or modified contract at the reporting date and are not unconditionally cancellable by the Company.

Unfunded Commitments

The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The ACL on unfunded commitments is adjusted through the provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life consistent with the related ACL methodology. The allowance for credit losses on unfunded commitments is included within accrued expenses and other liabilities on the consolidated balance sheets.

Premises and Equipment

Depreciable assets are stated at cost less accumulated depreciation. Depreciation is charged to expense using the straight-line method over the estimated useful lives of the assets, estimated to be 15-39 years for land improvements, 7-39 years for buildings and improvements and 3-10 years for furniture, fixtures and equipment.

Federal Home Loan Bank Stock

Federal Home Loan Bank (“FHLB”) stock is a required investment for institutions that are members of the FHLB system and the transfer of the stock is substantially restricted. The required investment in the common stock is based on a predetermined formula. FHLB stock is carried at cost. FHLB stock is evaluated for impairment on an annual basis.

Security Midwest Bancorp, Inc.

Notes to Consolidated Financial Statements

Bank Owned Life Insurance

The Company has purchased life insurance on certain employees. Bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement. The Company has agreements on the policies that provides for a portion of the death benefit to be payable to the beneficiaries of the insured employees, provided the insured employee is employed by the Bank at the time of death.

Foreclosed Assets Held for Sale

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less estimated cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in other noninterest income or expense.

At December 31, 2025 and 2024, there were no foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property.

At December 31, 2025 and 2024, there were no loans for which formal foreclosure proceedings were in process.

Transfers of Financial Assets

The Company sells financial assets in the normal course of business. The majority of the Company’s financial asset sales are residential mortgage loan sales primarily to government-sponsored enterprises through established programs and participation interests in commercial loan sales through participation agreements. In accordance with the accounting guidance for asset transfers, the Company considers any ongoing involvement with transferred assets in determining whether the assets can be derecognized from the consolidated balance sheets. For loans sold under participation agreements, the Company also considers the terms of the loan participation agreement and whether they meet the definition of a participating interest and thus qualify for derecognition. With the exception of servicing, the Company’s continuing involvement with financial assets sold is minimal and generally limited to market customary representation and warranty clauses.

Advertising

Advertising costs are expensed as incurred.

Mortgage Servicing Rights

When mortgage loans are sold with servicing retained, servicing rights are initially recorded at fair value with the income statement effect recorded in gains on sales of loans. Fair value is based on market prices for comparable mortgage servicing contracts, when available or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. All classes of servicing assets are subsequently measured using the amortization method which requires servicing rights to be amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans.

Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to carrying amount. Impairment is determined by stratifying rights into groupings based on predominant risk characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance for an individual grouping, to the extent that fair value is less than the carrying amount. If the Company later determines that all or a portion of the impairment no longer exists for a particular grouping, a reduction of the allowance may be recorded as an increase to income. The fair values of servicing rights are subject to significant fluctuations as a result of changes in estimated and actual prepayment speeds and default rates and losses.

Servicing fee income, which is reported on the consolidated income statements within noninterest income, is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal; or a fixed amount per loan and are recorded as income when earned. The amortization of mortgage servicing rights is netted against mortgage loan servicing fee income.

Security Midwest Bancorp, Inc.

Notes to Consolidated Financial Statements

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

A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances and information available at the reporting date and is subject to management’s judgment.

With a few exceptions, the Company is no longer subject to examination by tax authorities for calendar years before 2022. As of December 31, 2025 and 2024, the Company had no material uncertain income tax positions.

Derivative Instruments

The Company is exposed to certain risks relating to its ongoing business operations. The Company utilizes interest rate derivatives as part of its asset/liability management strategy to help manage its interest rate risk position. Derivative instruments represent contracts between parties that result in one party delivering cash to the other party based on a notional amount and an underlying term (such as a rate, security price or price index) as specified in the contract. The amount of cash delivered from one party to the other is determined based on the interaction of the notional amount of the contract with the underlying term. Derivatives are also implicit in certain contracts and commitments.

The Company currently uses interest rate swaps to manage its exposure to certain variable rate liabilities.

The Company recognizes derivative financial instruments in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument. The Company records derivative assets and derivative liabilities on the balance sheet within other assets and accrued expenses and other liabilities, respectively. If deemed effective, changes in the fair value of derivative financial instruments are recognized in shareholders’ equity as a component of accumulated other comprehensive income or loss and subsequently reclassified into earnings in the same periods during which interest is recognized on the borrowings. If deemed ineffective, the change in fair value would be recognized currently in earnings.

Cash flows resulting from derivative financial instruments accounting for as hedges of liabilities are classified in the statement of cash flows in the same category as the cash flows of the item being hedged.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income and other comprehensive income (loss), net of applicable income taxes. Other comprehensive income (loss) includes unrealized gains (losses) on available-for-sale securities and the cash flow hedge.

Accumulated other comprehensive loss consists of the cumulative unrealized gains and losses on available-for-sale securities and unrealized losses on the cash flow hedge, net of tax.

Security Midwest Bancorp, Inc.

Notes to Consolidated Financial Statements

Revenue Recognition

The Company accounts for revenue recognition in accordance with ASU 2014-09 Revenue from Contracts with Customers (ASC 606). ASC 606 provides that an entity should recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

Interest income, net securities gains (losses) and income from bank-owned life insurance are not included within the scope of ASC 606. For the revenue streams in the scope of ASC 606, service charges on deposits and electronic banking fees, there are no significant judgments related to the amount and timing of revenue recognition. All of the Company’s in-scope revenue from contracts with customers is recognized within noninterest income.

Service Fees on Deposits. The Company generates revenues through fees charged to depositors related to deposit account maintenance fees, overdrafts, debit card and interchange fees, ATM fees, wire transfers and additional miscellaneous services provided at the request of the depositor. For deposit-related services, revenue is recognized when performance obligations are satisfied, which is, generally, at the point in time that the fee occurs as this corresponds with the Company’s performance obligation.

Off-Balance Sheet Financial Instruments

In the ordinary course of business, the Company has entered into off-balance-sheet financial instruments consisting of commitments to extend credit. Such financial instruments are recorded in the consolidated financial statements when they have been disbursed.

The Company enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (rate lock commitments). Rate lock commitments on mortgage loans to be held for sale are considered to be derivatives. Accordingly, such commitments on the consolidated balance sheets are recorded at fair value, with changes in fair value recorded in the net gain on sale of mortgage loans. Fair value is based on the change in estimated fair value of the underlying mortgage loan. The fair value is subject to change primarily due to changes in interest rates. The Company’s policy is to commit to the sale of the loan to the secondary market at a fixed price on the day the loan rate is locked. At December 31, 2025 and 2024, the Company had no commitments outstanding to originate loans to be designated as held-for-sale.

Note 2: Securities

The amortized cost and fair values, together with gross unrealized gains and losses of securities, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-Maturity Securities:
December 31, 2024
Certificates of deposit	$980,144	$—	$(11,737)	$968,407

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale Securities:
December 31, 2025
Municipal bonds, taxable	$7,399,943	$—	$(719,587)	$6,680,356
Municipal bonds, non-taxable	1,512,725	—	(71,981)	1,440,744
U.S. Government agencies	1,120,039	—	(110,988)	1,009,051
Residential mortgage-backed securities	26,839,252	22,560	(1,923,132)	24,938,680
Collateralized mortgage obligations	44,088,148	755	(1,457,830)	42,631,073
	$80,960,107	$23,315	$(4,283,518)	$76,699,904

Security Midwest Bancorp, Inc.

Notes to Consolidated Financial Statements

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale Securities:
December 31, 2024
Municipal bonds, taxable	$8,021,120	$—	$(1,108,722)	$6,912,398
Municipal bonds, non-taxable	2,338,983	—	(118,010)	2,220,973
U.S. Government treasuries	7,996,739	—	(738,449)	7,258,290
U.S. Government agencies	1,157,342	—	(175,751)	981,591
Residential mortgage-backed securities	17,444,497	—	(2,564,667)	14,879,830
Collateralized mortgage obligations	15,056,234	—	(1,896,977)	13,159,257
	$52,014,915	$—	$(6,602,576)	$45,412,339

The amortized cost and fair value of securities at December 31, 2025, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties:

	Amortized	Fair
	Cost	Value
December 31, 2025
Available-for-sale
Within one year	$—	$—
One to five years	6,817,779	6,345,406
Five to ten years	2,714,928	2,359,387
After ten years	500,000	425,358
	10,032,707	9,130,151
Mortgage-backed securities	70,927,400	67,569,753
Totals	$80,960,107	$76,699,904

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was approximately $893,000 and $422,000 at December 31, 2025 and 2024, respectively.

Proceeds from sales of available-for-sale investment securities during the year ended December 31, 2025 totaled $7.6 million and resulted in gross realized losses of $419,000. The Company had no sales of investment securities during the year ended December 31, 2024.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Based on evaluation of available evidence, including recent changes in market interest rates and information obtained from regulatory filings, management believes the declines in fair value for these securities are not attributable to credit related events.

The following table shows the number of securities and aggregate depreciation from the Bank’s amortized cost basis at December 31.

	December 31, 2025		December 31, 2024
	Number of	Aggregate	Number of	Aggregate
Description of Securities	securities	depreciation	securities	depreciation
Available-for-sale Securities:
Municipal bonds, taxable	14	(9.7)%	16	(13.8)%
Municipal bonds, non-taxable	4	(4.8)%	7	(5.0)%
U.S. Government treasuries	—	—%	2	(9.2)%
U.S. Government agencies	4	(9.9)%	4	(15.2)%
Residential mortgage-backed securities	64	(8.1)%	61	(14.7)%
Collateralized mortgage obligations	26	(3.5)%	14	(12.6)%
Total	112	(5.7)%	104	(12.5)%

Security Midwest Bancorp, Inc.

Notes to Consolidated Financial Statements

Should any of these securities experience credit related impairment, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the credit-related impairment is identified.

The following tables show the Company’s investments’ gross unrealized losses and fair value of the Company’s investments with unrealized losses, aggregated by investment class and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2025 and 2024:

	December 31, 2025
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale Securities:
Municipal bonds, taxable	$—	$—	$6,680,356	$(719,587)	$6,680,356	$(719,587)
Municipal bonds, non-taxable	—	—	1,440,744	(71,981)	1,440,744	(71,981)
U.S. Government agencies	—	—	1,009,051	(110,988)	1,009,051	(110,988)
Residential mortgage-backed securities	10,795,977	(188,068)	10,971,115	(1,735,064)	21,767,092	(1,923,132)
Collateralized mortgage obligations	27,675,202	(185,699)	12,477,160	(1,272,131)	40,152,362	(1,457,830)
	$38,471,179	$(373,767)	$32,578,426	$(3,909,751)	$71,049,605	$(4,283,518)

	December 31, 2024
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale Securities:
Municipal bonds, taxable	$—	$—	$6,912,398	$(1,108,722)	$6,912,398	$(1,108,722)
Municipal bonds, non-taxable	—	—	2,220,973	(118,010)	2,220,973	(118,010)
U.S. Government treasuries	—	—	7,258,290	(738,449)	7,258,290	(738,449)
U.S. Government agencies	—	—	981,591	(175,751)	981,591	(175,751)
Residential mortgage-backed securities	1,528,223	(38,095)	13,351,607	(2,526,572)	14,879,830	(2,564,667)
Collateralized mortgage obligations	—	—	13,159,257	(1,896,977)	13,159,257	(1,896,977)
	$1,528,223	$(38,095)	$43,884,116	$(6,564,481)	$45,412,339	$(6,602,576)

U. S. Government Treasuries, U.S. Government Agencies, and Municipal Bonds

Unrealized losses on these securities have not been recognized into income because the issuers’ bonds are of high credit quality, values have only been impacted by changes in interest rates since the securities were purchased, and the Bank does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost basis. The fair value is expected to recover as the bonds approach the maturity date.

Mortgage-backed Securities and Collateralized Mortgage Obligations

The unrealized losses on the Company’s investment in residential mortgage-backed securities and collateralized mortgage obligations were caused by changes in interest rates and illiquidity. The Company expects to recover the amortized cost basis over the term of the securities. The decline in market value is attributable to changes in interest rates and illiquidity, not credit quality, and the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost basis. The fair value is expected to recover as the securities approach the maturity date.

Security Midwest Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 3: Loans and Allowance for Credit Losses

Categories of loans at December 31 include:

	December 31,	December 31,
	2025	2024
Real Estate Loans:
1-4 Family, including construction	$35,146,513	$32,972,685
Multifamily	4,023,910	4,833,934
Commercial	54,409,430	53,885,284
Construction and development	4,063,650	2,961,682
Farmland	4,386,528	3,843,489
Other Loans:
Consumer	4,470,587	5,812,120
Commercial and industrial	12,554,862	10,043,504
Total loans	119,055,480	114,352,698
Allowance for credit losses	(1,034,193)	(1,162,211)
Deferred loan fees, net	(244,030)	(200,384)
Unearned dealer interest	39,260	58,028
Net loans	$117,816,517	$113,048,131

Overdrafts included within consumer loans were $30,000 and $329,000 at December 31, 2025 and 2024, respectively.

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of these loans were approximately $68,446,000 and $69,596,000 at December 31, 2025 and 2024, respectively.

The Company provides residential, commercial and consumer loans primarily to residents and businesses located in central Illinois. Such loans originated in other geographical areas amounted to approximately $23,770,000 and $17,973,000, or approximately 20.0% and 15.7% of the gross loan balances at December 31, 2025 and 2024, respectively. A substantial portion of the Company’s borrowers’ ability to honor their contracts is dependent on economic conditions and the specific economy in the respective geographic areas.

Risk characteristics of each loan portfolio segment are described as follows:

Residential Real Estate

These loans include first liens and junior liens on 1-4 family residential real estate (both owner and non-owner occupied). One-to four family residential loans generally carry less risk than other loan types as they tend to be smaller balance loans, without concentrations, to a single borrower or group of borrowers. Repayment depends on the individual borrower’s capacity. The main risks for these loans are changes in the value of the collateral and stability of the local economic environment and its impact on the borrowers' employment. Management specifically considers unemployment and changes in real estate values in the Company's market area.

Multifamily Real Estate

These loans include loans on residential real estate secured by property with five or more units. Multifamily real estate loans generally involve a greater degree of credit risk than one-to-four family residential real estate loans due to the reliance on the successful operation of the project. The main risks are changes in the value of the collateral, ability of borrowers to collect rents, vacancy and changes in the tenants' employment status. Management specifically considers unemployment and changes in real estate values in the Company's market area.

Commercial Real Estate

These loans consist of non-farm and non-residential real estate. Although terms vary, commercial real estate loans generally have amortization periods of 15 to 25 years, as well as balloon payments of two to five years, and terms which

Security Midwest Bancorp, Inc.

Notes to Consolidated Financial Statements

provide that the interest rates thereon may be adjusted annually at the Company’s discretion, based on a designated index and the credit risk of the borrower. Commercial real estate loans generally have greater credit risks compared to one-to-four family residential real estate loans, as they usually involve larger loan balances secured by non-homogeneous or specific-use properties. Repayment of these loans typically relies on the successful operation of a business or the generation of lease income by the property and is therefore more sensitive to adverse conditions in the economy and real estate market.

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

Commercial and Industrial

The commercial and industrial portfolio includes loans to commercial customers for use in financing working capital needs, equipment purchases and expansions. The Company’s commercial business loan portfolio is comprised of loans for a variety of purposes and generally is secured by equipment, machinery and other business assets. Repayment is directly dependent on the successful operation of the borrower’s business and the borrower’s ability to convert the assets to operating revenue and possess greater risk than most other types of loans should the repayment capacity of the borrower not be adequate.

Consumer Loans

These loans include vehicle loans, share loans and unsecured loans. Other loans consist of single‑pay personal loans, including overdraft accounts and other small miscellaneous loans. Consumer loans tend to carry more risk than real estate loans; however, they tend to be smaller balance loans without concentrations to a single borrower or group of borrowers. Loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.

Security Midwest Bancorp, Inc.

Notes to Consolidated Financial Statements

The following tables present the activity in and balances of the allowance for credit losses by portfolio segment as of and for the years ended December 31:

		Provision for
	January 1,	(recovery of)			December 31,
December 31, 2025	2025	credit losses	Charge-offs	Recoveries	2025
Real Estate Loans:
1-4 Family, including construction	$471,164	$(43,872)	$(115,201)	$—	$312,091
Multifamily	10,150	(2,537)	—	—	7,613
Commercial	452,406	(74,319)	(43,612)	28,657	363,132
Construction and development	24,529	64,118	—	—	88,647
Farmland	6,838	(902)	—	—	5,936
Other Loans:
Consumer	90,013	26,809	(30,072)	1,282	88,032
Commercial and industrial	107,111	35,755	(7,074)	32,950	168,742
Total allowance for credit losses on loans	1,162,211	5,052	(195,959)	62,889	1,034,193
Allowance for credit losses on unfunded commitments	22,950	36,337	—	—	59,287
Total allowance for credit losses	$1,185,161	$41,389	$(195,959)	$62,889	$1,093,480

		Provision for
	January 1,	(recovery of)			December 31,
December 31, 2024	2024	credit losses	Charge-offs	Recoveries	2024
Real Estate Loans:
1-4 Family, including construction	$523,626	$(47,968)	$(12,225)	$7,731	$471,164
Multifamily	12,081	(1,931)	—	—	10,150
Commercial	1,245,891	(32,747)	(760,738)	—	452,406
Construction and development	48,539	(24,010)	—	—	24,529
Farmland	7,525	(687)	—	—	6,838
Other Loans:
Consumer	114,952	(17,153)	(10,121)	2,335	90,013
Commercial and industrial	205,569	156,180	(258,693)	4,055	107,111
Total allowance for credit losses on loans	2,158,183	31,684	(1,041,777)	14,121	1,162,211
Allowance for credit losses on unfunded commitments	15,500	7,450	—	—	22,950
Total allowance for credit losses	$2,173,683	$39,134	$(1,041,777)	$14,121	$1,185,161

Information regarding the credit quality indicators most closely monitored, for other than residential real estate loans, by class as of December 31, 2025 and 2024, is as follows:

The Company evaluates consumer and one-to-four family residential loans based on the delinquency status of each loan. Generally, the likelihood of loss for consumer and residential loans increases as the loan becomes more delinquent; therefore, management has established the delinquency status of consumer and residential loans as the primary credit quality indicator. In addition to monitoring delinquency status, certain substandard non-owner occupied one-to-four family residential loans are evaluated and categorized into the risk categories listed below based on relevant information about the ability of borrowers to service their debt.

The Company categorizes all other loans into the following risk categories based on relevant information about the ability of borrowers to service their debt.

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

Security Midwest Bancorp, Inc.

Notes to Consolidated Financial Statements

Special Mention (risk rating 5) – A special mention asset has potential weaknesses that deserve management’s close attention. The asset may also be subject to a weak or speculative market or to economic conditions, which may, in the future, adversely affect the obligator. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the Company’s credit position at some future date. Special mention assets are not adversely classified and do not expose the Company to sufficient risk to warrant adverse classification.

Substandard (risk rating 6) – A substandard asset is an asset with a well-defined weakness that jeopardizes repayment, in whole or in part, of the debt. These credits are inadequately protected by the current worth and paying capacity of the obligor or of the collateral pledged. These assets are characterized by the distinct possibility that the Company will sustain some loss of principal and/or interest if the deficiencies are not corrected. It is not necessary for a loan to have an identifiable loss potential in order to receive this rating.

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

Loss (risk rating 8) – An asset, or portion thereof, classified as loss is considered uncollectible and of such little value that its continuance on the Company’s books as an asset is not warranted. This classification does not necessarily mean that an asset has no recovery or salvage value; but rather, there is much doubt about whether, how much, or when the recovery would occur. As such, it is not practical or desirable to defer the write-off.

Security Midwest Bancorp, Inc.

Notes to Consolidated Financial Statements

Information regarding the credit quality indicators most closely monitored for other than residential real estate and consumer loans by class as of December 31, is as follows:

	Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Total
December 31, 2025
Real Estate Loans:
Multifamily:
Risk Rating
Satisfactory	$—	$—	$—	$1,120,234	$2,596,198	$307,478	$4,023,910
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Total Multifamily Loans	$—	$—	$—	$1,120,234	$2,596,198	$307,478	$4,023,910
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—
Commercial
Risk Rating
Satisfactory	$4,706,140	$16,008,333	$16,322,270	$4,595,265	$1,592,970	$5,964,808	$49,189,786
Special Mention	316,380	-	188,616	1,058,949	494,611	—	2,058,556
Substandard	—	93,952	—	—	—	3,067,136	3,161,088
Doubtful	—	—	—	—	—	—	—
Total Commercial Loans	$5,022,520	$16,102,285	$16,510,886	$5,654,214	$2,087,581	$9,031,944	$54,409,430
Current period gross charge-offs	$—	$—	$—	$—	$—	$43,612	$43,612
Construction and development
Risk Rating
Satisfactory	$2,528,781	$221,443	$1,284,769	$—	$—	$—	$4,034,993
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	28,657	28,657
Doubtful	—	—	—	—	—	—	—
Total Construction and Development Loans	$2,528,781	$221,443	$1,284,769	$—	$—	$28,657	$4,063,650
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—
Farmland
Risk Rating
Satisfactory	$1,513,435	$124,097	$480,000	$—	$852,934	$1,174,313	$4,144,779
Special Mention	—	—	23,867	—	—	217,882	241,749
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Total Farmland Loans	$1,513,435	$124,097	$503,867	$—	$852,934	$1,392,195	$4,386,528
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—
Other Loans:
Commercial and industrial
Risk Rating
Satisfactory	$4,375,584	$2,844,047	$264,762	$3,447,290	$134,340	$849,078	$11,915,101
Special Mention	—	—	124,987	11,922	2,683	460,556	600,148
Substandard	—	—	—	—	36,702	2,911	39,613
Doubtful	—	—	—	—	—	—	—
Total Commercial and Industrial Loans	$4,375,584	$2,844,047	$389,749	$3,459,212	$173,725	$1,312,545	$12,554,862
Current period gross charge-offs	$—	$—	$—	$—	$—	$7,074	$7,074

Security Midwest Bancorp, Inc.

Notes to Consolidated Financial Statements

	Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Total
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

The Company monitors the credit risk profile by payment activity for residential and consumer loan classes. Loans past due 90 days or more and loans on nonaccrual status are considered nonperforming. Nonperforming loans are reviewed monthly.

Security Midwest Bancorp, Inc.

Notes to Consolidated Financial Statements

The following table presents the amortized cost in residential and consumer loans based on payment activity:

	Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Total
December 31, 2025
Real Estate Loans:
1-4 Family, including construction
Risk Rating
Performing	$8,174,987	$2,729,459	$3,688,437	$3,433,214	$6,490,489	$10,349,900	$34,866,486
Nonperforming	35,831	108,884	—	—	—	135,312	280,027
Total 1-4 Family Loans	$8,210,818	$2,838,343	$3,688,437	$3,433,214	$6,490,489	$10,485,212	$35,146,513
Current period gross charge-offs	$—	$—	$—	$—	$40,177	$75,024	$115,201
Other Loans:
Consumer
Risk Rating
Performing	$674,893	$480,286	$1,111,528	$276,947	$22,278	$1,867,688	$4,433,620
Nonperforming	—	—	—	—	—	36,967	36,967
Total Consumer Loans	$674,893	$480,286	$1,111,528	$276,947	$22,278	$1,904,655	$4,470,587
Current period gross charge-offs	$—	$—	$—	$—	$—	$30,072	$30,072

	Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Total
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

The Company evaluates the loan risk grading system definitions and allowance for credit losses methodology on an ongoing basis. No significant changes were made to either during the past year.

Security Midwest Bancorp, Inc.

Notes to Consolidated Financial Statements

The following tables present the Company’s loan portfolio aging analysis of the recorded investment in loans as of December 31:

	December 31, 2025
			Greater Than				Total Loans >
	30-59 Days	60-89 Days	90 Days	Total		Total Loans	90 Days &
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	Accruing
Real Estate Loans
1-4 Family, including construction	$247,255	$26,352	$67,432	$341,039	$34,805,474	$35,146,513	$—
Multifamily	—	—	—	—	4,023,910	4,023,910	—
Commercial	—	—	—	—	54,409,430	54,409,430	—
Construction and development	—	—	—	—	4,063,650	4,063,650	—
Farmland	—	—	—	—	4,386,528	4,386,528	—
Other Loans:
Consumer	31,441	—	—	31,441	4,439,146	4,470,587	—
Commercial and industrial	—	—	—	—	12,554,862	12,554,862	—
Total	$278,696	$26,352	$67,432	$372,480	$118,683,000	$119,055,480	$—

	December 31, 2024
			Greater Than				Total Loans >
	30-59 Days	60-89 Days	90 Days	Total		Total Loans	90 Days &
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	Accruing
Real Estate Loans
1-4 Family, including construction	$350,758	$101,642	$590,194	$1,042,594	$31,930,091	$32,972,685	$—
Multifamily	—	—	—	—	4,833,934	4,833,934	—
Commercial	—	—	129,732	129,732	53,755,552	53,885,284	—
Construction and development	—	—	—	—	2,961,682	2,961,682	—
Farmland	—	—	—	—	3,843,489	3,843,489	—
Other Loans:
Consumer	94,771	9,703	28,435	132,909	5,679,211	5,812,120	—
Commercial and industrial	101,905	—	187,769	289,674	9,753,830	10,043,504	—
Total	$547,434	$111,345	$936,130	$1,594,909	$112,757,789	$114,352,698	$—

The following tables present collateral-dependent loans by classes of loan type:

	December 31, 2025
	Type of Collateral
		Business		Allowance
	Real	Assets and		for Credit
	Estate	Other	Total	Losses
Real Estate Loans
1-4 Family, including construction	$451,729	$—	$451,729	$—
Multifamily	—	—	—	—
Commercial	3,161,088	—	3,161,088	—
Construction and development	28,657	—	28,657	—
Farmland	—	—	—	—
Other Loans:
Consumer	—	36,967	36,967	13,234
Commercial and industrial	—	39,613	39,613	25,766
Total	$3,641,474	$76,580	$3,718,054	$39,000

Security Midwest Bancorp, Inc.

Notes to Consolidated Financial Statements

	December 31, 2024
	Type of Collateral
		Business		Allowance
	Real	Assets and		for Credit
	Estate	Other	Total	Losses
Real Estate Loans
1-4 Family, including construction	$989,673	$—	$989,673	$99,370
Multifamily	—	—	—	—
Commercial	2,584,135	—	2,584,135	1,397
Construction and development	28,657	—	28,657	—
Farmland	—	—	—	—
Other Loans:
Consumer	—	67,568	67,568	13,234
Commercial and industrial	—	220,433	220,433	32,664
Total	$3,602,465	$288,001	$3,890,466	$146,665

Nonaccrual loans as of December 31, are as follows:

December 31, 2025
	Nonaccrual	Nonaccrual	Total	Loans >	Total Non-	Interest
	Loans	Loans	Nonaccrual	90 Days &	Performing	Income
	Without ACL	With ACL	Loans	Accruing	Loans	Recognized
Real Estate Loans
1-4 Family, including construction	$280,027	$—	$280,027	$—	$280,027	$13,896
Multifamily	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Construction and development	—	—	—	—	—	—
Farmland	—	—	—	—	—	—
Other Loans:
Consumer	—	36,967	36,967	—	36,967	3,935
Commercial and industrial	—	—	—	—	—	—
Total nonaccrual	$280,027	$36,967	$316,994	$—	$316,994	$17,831

	December 31, 2024
	Nonaccrual	Nonaccrual	Total	Loans >	Total Non-	Interest
	Loans	Loans	Nonaccrual	90 Days &	Performing	Income
	Without ACL	With ACL	Loans	Accruing	Loans	Recognized
Real Estate Loans
1-4 Family, including construction	$538,820	$275,360	$814,180	$—	$814,180	$18,416
Multifamily	—	—	—	—	—	—
Commercial	129,732	—	129,732	—	129,732	—
Construction and development	—	—	—	—	—	—
Farmland	—	—	—	—	—	—
Other Loans:
Consumer	28,435	39,133	67,568	—	67,568	4,776
Commercial and industrial	187,769	32,664	220,433	—	220,433	3,526
Total nonaccrual	$884,756	$347,157	$1,231,913	$—	$1,231,913	$26,718

Security Midwest Bancorp, Inc.

Notes to Consolidated Financial Statements

There were no significant loans modified for borrowers experiencing financial difficulty during the years ended December 31, 2025 and 2024.

Note 4: Premises and Equipment

Major classifications of premises and equipment, stated at cost, at December 31, are as follows:

	December 31,
	2025	2024
Land and improvements	$1,284,521	$1,284,521
Buildings and improvements	6,102,188	6,045,327
Furniture, fixtures and equipment	2,207,022	2,082,681
	9,593,731	9,412,529
Less accumulated depreciation	6,452,464	6,502,995
Net premises and equipment	$3,141,267	$2,909,534

Depreciation expense totaled $234,716 and $215,230 for the years ended December 31, 2025 and 2024, respectively.

Note 5: Mortgage Servicing Rights

Mortgage servicing rights activity for the years ended December 31, is as follows:

	December 31,
	2025	2024
Beginning balance	$325,761	$339,640
Additions	53,975	31,511
Amortization	(52,972)	(45,390)
Ending balance	$326,764	$325,761

The fair value of mortgage servicing rights was approximately $582,000 and $713,000 at December 31, 2025 and 2024, respectively. Fair value is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as and including December 31, 2025 factors, the cost to service ($96 per loan), the discount rate (10%), the custodial earnings rate (2.75%), an inflation rate (2.0%), ancillary income ($30 per loan) and prepayment speeds (ranging from 150% to 200% PSA).

The December 31, 2024 valuation factors used included the cost to service ($80 per loan), the discount rate (10%), the custodial earnings rate (3.29%), an inflation rate (2.0%), ancillary income ($30 per loan) and prepayment speeds (ranging from 150% to 200% PSA).

Capitalized mortgage servicing rights are amortized over the estimated life of the loan.

Custodial balances maintained in connection with loans serviced totaled approximately $1,394,000 and $1,341,000 at December 31, 2025 and 2024, respectively.

Future amortization of mortgage servicing rights is as follows for the years ended December 31:

December 31,
2025
2026	$39,545
2027	38,771
2028	31,677
2029	29,021
2030	26,303
Thereafter	161,447
$326,764

Security Midwest Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 6: Deposits

Time deposits in denominations of $250,000 or more were approximately $12,588,000 and $10,510,000 at December 31, 2025 and 2024, respectively.

At December 31, 2025, the scheduled maturities of time deposits were as follows:

December 31,
2025
One year or less	$41,223,485
Over one year to two years	1,373,405
Over two years to three years	1,380,324
Over three years to four years	77,747
Over four year to five years	228,548
Thereafter	—
$44,283,509

The U.S. Department of the Treasury's Financial Crimes Enforcement Network (FinCEN), published guidelines in 2014 for financial institutions servicing marijuana businesses that are legal under state law. These guidelines generally allow the Company to work with marijuana-related businesses that are operating in accordance with state laws and regulations, so long as the Company complies with required regulatory oversight of their accounts.

At December 31, 2025 and 2024, deposit balances from cannabis customers were approximately $59,054,000 and $58,581,000, or 30.1% and 29.4% of total deposits, respectively. At December 31, 2025 and 2024, the Company had one customer whose deposits represented 16% and 16%, respectively, of total deposits. No other customer accounted for more than 10% of total deposits at those dates.

Note 7: Borrowings

The Company had outstanding borrowings as of December 31, 2025, comprised solely of advances from the Federal Home Loan Bank (FHLB) totaling $35,000,000, bearing interest at a weighted-average rate of 4.02%, which are scheduled to mature in February 2026.

The Bank had no borrowings outstanding as of December 31, 2024.

Outstanding advances at December 31, 2025 were secured by a pledge of all shares of FHLB stock owned, and investment securities with a fair value of approximately $35,000,000. Based on a collateral pledge of qualifying mortgage loans of $22,101,000 and investment securities with a pledged remaining fair value of approximately $11,561,000, the Company was eligible to borrow up to an additional approximately $31,597,000 as of December 31, 2025.

Based on a pledge of collateral consisting of all shares of FHLB stock owned, approximately $22,342,000 of the Company’s qualifying mortgage loans and investment securities with a fair value of approximately $12,692,000 as of December 31, 2024, the Company was eligible to borrow up to approximately $34,701,000 as of December 31, 2024.

The Company has an unsecured federal funds purchase line of credit through the Bankers’ Bank with a maturity date of June 30, 2026. The maximum amount of the established unsecured line is $3,000,000 at both December 31, 2025 and 2024. The line is subject to annual reviews and terms may be altered in the event of significant change in the financial condition of the Company. Interest rates are variable. There were no funds advanced on this line as of December 31, 2025 and 2024.

Note 8: Income Taxes

The provision for income taxes includes these components for the years ended December 31,

Security Midwest Bancorp, Inc.

Notes to Consolidated Financial Statements

	For the Year Ended
	December 31,
	2025	2024
Taxes currently payable	$-	$5,917
Deferred income taxes		245,434
Federal	87,667
Illinois	30,907

Income tax expense	$118,574	$251,351

A reconciliation of income taxes at the statutory rate to the Company’s actual income tax expense is shown below:

	For the Year Ended December 31,
	2025		2024
	Amount	% of Pretax Income	Amount	% of Pretax Income
Computed at statutory rate (21%)	$87,634	21.00%	$196,210	21.00%
Increase (decrease) resulting from:
Tax exempt interest	(3,838)	-0.92%	(7,271)	-0.78%
Bank-owned life insurance	(14,933)	-3.58%	(19,310)	-2.07%
Nondeductible expenses	17,802	4.27%	19,505	2.09%
State tax expense	28,839	6.91%	62,217	6.66%
Other	3,070	0.73%	—	—
Actual income tax expense	$118,574	28.41%	$251,351	26.90%

The composition of the Company’s net deferred tax asset at December 31, is as follows:

.	December 31,
	2025	2024
Deferred tax assets
Net operating loss carryforward	$816,486	$824,011
Allowance for credit losses	311,697	347,436
Depreciation	—	17,028
Interest on non-accrual loans	1,734	6,432
Other	1,528	2,719
Unrealized losses on derivatives	29,078	—
Unrealized losses on available-for-sale securities	1,214,158	1,881,735
Deferred tax assets	2,374,681	3,079,361
Deferred tax liabilities
Mortgage servicing rights, net	(93,144)	(92,858)
Deferred loan fees, net	(7,350)	(8,389)
Depreciation	(53,146)	—
Stock dividends received	(12,481)	(12,481)
Deferred tax liabilities	(166,121)	(113,728)
Net deferred tax asset	$2,208,560	$2,965,633

Retained earnings at both December 31, 2025 and 2024, includes approximately $4,373,000 for which no deferred federal income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes only, which would be subject to the then-current corporate income tax rate. The deferred income tax liability on the preceding amount that would have been recorded if it was expected to reverse into federal taxable income in the foreseeable future was approximately $918,000 at December 31, 2025 and 2024.

Security Midwest Bancorp, Inc.

Notes to Consolidated Financial Statements

At December 31, 2025, the Bank had available unused federal net operating loss carryforwards of approximately $2,565,000 that may be applied against future federal taxable income. Approximately $1,525,000 of these carryforwards expire in various years ranging from 2032 through 2036. At December 31, 2025, the Bank had available unused state net operating loss carryforwards of approximately $3,628,000 that may be applied against future state taxable income and that expire in various years ranging from 2029 through 2041.

The realization of deferred tax assets (DTA) is assessed and a valuation allowance is recorded if it is “more likely than not” that all of a portion of the DTA will not be realized. The determination of the realizability of the DTA is highly subjective and dependent upon management’s evaluation and judgment of both positive and negative evidence, the forecasts of future income, applicable tax planning strategies and assessments of the current and future economic business conditions.

All available evidence, both positive and negative, is considered to determine whether, based on the weight of that evidence, a valuation allowance against the net DTA may be required. Based on the Company’s periodic assessment of all of the positive and negative evidence regarding the DTA position at December 31, 2025 and 2024, management has determined that it is more likely than not that the Company will be able to realize all of its federal and State of Illinois DTA, including all net operating loss carryforwards. Consequently, at December 31, 2025 and 2024, the Company has not recorded a valuation allowance of the DTA.

Note 9: Regulatory Matters

Security Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under U.S. GAAP reporting requirements and regulatory capital standards. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Furthermore, the Bank’s regulators could require adjustments to regulatory capital not reflected in these financial statements.

Quantitative measures established by regulatory reporting standards to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined) to risk-weighted assets (as defined), common equity Tier I capital (as defined) to total risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2025, that the Bank met all capital adequacy requirements to which it is subject.

As of December 31, 2025, the most recent notification from the regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based capital, Tier I risk-based capital, common equity Tier I risk-based capital and Tier I leverage ratios as set forth in the table.

There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual and required capital amounts and ratios are as follows:

			Minimum Capital		Minimum to be Well
	Actual		Requirement		Capitalized
December 31, 2025	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Common equity Tier 1 capital to risk-weighted assets	$23,914	19.91%	$5,405	4.50%	$7,808	6.50%
Tier 1 capital to risk-weighted assets	23,914	19.91%	7,207	6.00%	9,609	8.00%
Total capital to risk-weighted assets	24,888	20.72%	9,609	8.00%	12,012	10.00%
Tier 1 leverage to adjusted average assets	23,914	10.63%	8,996	4.00%	11,246	5.00%

Security Midwest Bancorp, Inc.

Notes to Consolidated Financial Statements

			Minimum Capital		Minimum to be Well
	Actual		Requirement		Capitalized
December 31, 2024	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Common equity Tier 1 capital to risk-weighted assets	$18,104	15.73%	$5,178	4.50%	$7,479	6.50%
Tier 1 capital to risk-weighted assets	18,104	15.73%	6,904	6.00%	9,205	8.00%
Total capital to risk-weighted assets	19,386	16.85%	9,205	8.00%	11,506	10.00%
Tier 1 leverage to adjusted average assets	18,104	8.07%	8,969	4.00%	11,211	5.00%

Note 10: Related Party Transactions

The Company’s loans outstanding to certain of its executive officers, directors and their related interests, as of December 31, 2025 and 2024, and activity within those years, was as follows:

	December 31,
	2025	2024
Balance, beginning of year	$8,492,861	$4,423,550
Loans outstanding to new Board members	—	4,358,652
Loans to management personnel departures	—	(201,831)
New loans originated	108,592	1,152,897
Repayments and reclassifications	(818,703)	(1,240,407)
Balance, end of year	$7,782,750	$8,492,861

In management’s opinion, such loans and other extensions of credit and deposits were made in the ordinary course of business and were made on substantially the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with other persons.

Further, in management’s opinion, these loans did not involve more than normal risk of collectability or present other unfavorable features.

Deposits from related parties held by the Company at December 31, 2025 and 2024, totaled approximately $9,739,000 and $9,881,000, respectively.

Note 11: Earnings Per Share

Basic earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Unallocated common shares held by the ESOP are shown as a reduction in stockholders’ equity and are excluded from weighted-average common shares outstanding for both basic and diluted earnings per share calculations until they are committed to be released.

The Company had no dilutive or potentially dilutive securities during the year ended December 31, 2025.

Weighted-average shares outstanding for the year ended December 31, 2025, have been calculated assuming the shares were outstanding at the beginning of the year.

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended
	December 31,
	2025	2024
Net income	$298,732	$682,983
Weighted-average common shares outstanding, gross	889,781	—
Less unallocated ESOP shares	(60,910)	—
Weighted-average common shares outstanding	828,871	—
Earnings per shares- basic and diluted	$0.36	n/a

Security Midwest Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 12: Employee Stock Ownership Plan (ESOP)

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

The ESOP activity for the year ended December 31, 2025 is as follows:

2025
Shares committed to be released to participants	3,114
Shares allocated to participants	—
Unreleased shares	59,171
ESOP Shares at end of plan year	62,285
Fair value of unreleased shares	$857,980

In connection with the Company’s Conversion, the ESOP borrowed $622,850 from the Company for the purpose of purchasing shares of the Company’s stock. A total of 62,285 shares were purchased with the loan proceeds. Company stock purchased by the ESOP is shown as a reduction of shareholders’ equity. The ESOP loan is expected to be repaid over a period of 20 years.

Payments on the ESOP loan are scheduled to be made annually on December 31st of each year. Compensation expense is recognized over the service period based on the average fair value of the shares and totaled $39,262 for the year ended December 31, 2025. There was no ESOP compensation expense for the year ended December 31, 2024.

Note 13: Employee Benefits

Multi-employer Defined Benefit Plan

All full-time employees with one year of service at July 1, 2006, were included in a trustee multi‑employer defined benefit pension plan. The Bank participated in the Pentegra Defined Benefit Plan for Financial Institutions (the Pentegra DB Plan), a tax-qualified defined-benefit pension plan. The Pentegra DB Plan's Employer Identification Number is 13-5645888 and the Plan Number is 333. The Pentegra DB Plan operates as a multi-employer plan for accounting purposes and as a multiple-employer plan under the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code. There are no collective bargaining agreements in place that require contributions to the Pentegra DB Plan.

The Pentegra DB Plan is a single plan under Internal Revenue Code Section 413(c) and, as a result, all of the assets stand behind all of the liabilities. Accordingly, under the Plan, contributions made by one participating employer may be used to provide benefits to participants of other participating employers.

The funded status of the Pentegra DB Plan as of December 31, 2024 was 90.3%. The minimum required contribution for the Pentegra DB Plan for the plan year ended June 30, 2024 was $121,000.

Contributions to the Pentegra DB Plan of $17,000 and $166,000 were made by the Company during the years ended December 31, 2025 and 2024, respectively.

Effective July 1, 2006, the Bank froze its participation in the Pentegra DB Plan, resulting in no increase in future benefits from services provided subsequent to July 1, 2006. During 2025, the Company elected to withdraw from the multi-employer defined benefit plan, as disclosed in the prospectus. The withdrawal required a final contribution to the plan of approximately $998,000, which was recorded as a liability in accrued expenses and other liabilities in the Company’s consolidated financial statements as of December 31, 2025. Pension plan expense for the years ended December 31, 2025 and 2024, was approximately $1,078,000 and $156,000, respectively.

Security Midwest Bancorp, Inc.

Notes to Consolidated Financial Statements

401(k) Plan

The Company maintains a 401(k) savings plan for eligible employees and makes annual contributions of 3 percent of all eligible employees’ qualified compensation. The Company made contributions to the plan for the years ended December 31, 2025 and 2024 of approximately $107,000 and $82,000, respectively. The Company uses an independent trustee through which the employees may choose from a variety of investment options. The annual cost of administering the plan for the years ended December 31, 2025 and 2024 was approximately $10,000 and $15,000, respectively.

Note 14:
Derivative Instruments

The Company uses derivative financial instruments to help manage exposure to interest rate risk and the effects that changes in interest rates may have on net income and the fair value of assets and liabilities. The Company enters into interest rate swap agreements as part of its asset/liability management strategy to help manage its interest rate risk position.

The Company entered into a pay-fixed/receive-variable interest rate swap transaction, with a combined notional value of $40.0 million, designated as a cash flow hedge, during the last quarter of 2025. This derivative relationship hedges the risk of variability in cash flows attributable to forecasted payments on future variable rate borrowings. The pay-fixed swap agreement term is set to expire in 2028. The pay-fixed swap agreement will pay a coupon rate of 3.38% while receiving the Federal Reserve Bank’s Secured Overnight Financing Rate (“SOFR”) rate of 3.29% as of December 31, 2025.

The Company recorded an unrealized loss of approximately $102,000, or $73,000 net of tax, on the interest rate swap transaction, within comprehensive income for the year ended December 31, 2025. The Company recognized an interest expense credit effect of approximately $31,000 for the year ended December 31, 2025. Management anticipates a transfer from accumulated other comprehensive loss to interest expense of approximately $27,000 for 2026.

Note 15: Disclosures about Fair Value of Assets and Liabilities

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

Recurring Measurements

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31,

Security Midwest Bancorp, Inc.

Notes to Consolidated Financial Statements

	Fair	Fair Value Measurements Using
	Value	Level 1	Level 2	Level 3
December 31, 2025
Assets
Municipal bonds, taxable	$6,680,356	$—	$6,680,356	$—
Municipal bonds, non-taxable	1,440,744	—	1,440,744	—
U.S. Government agencies	1,009,051	—	1,009,051	—
Residential mortgage-backed securities	24,938,680	—	24,938,680	—
Collateralized mortgage obligations	42,631,073	—	42,631,073	—

Liabilities
Interest rate swap	102,029	—	102,029	—

	Fair	Fair Value Measurements Using
	Value	Level 1	Level 2	Level 3
December 31, 2024
Municipal bonds, taxable	$6,912,398	$—	$6,912,398	$—
Municipal bonds, non-taxable	2,220,973	—	2,220,973	—
U.S. Government treasuries	7,258,290	7,258,290	—	—
U.S. Government agencies	981,591	—	981,591	—
Residential mortgage-backed securities	14,879,830	—	14,879,830	—
Collateralized mortgage obligations	13,159,257	—	13,159,257	—

Following is a description of the valuation methodologies used for assets and liabilities measured at fair value on a recurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the year ended December 31, 2025.

Available-for-sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated by using quoted prices of securities with similar characteristics or independent asset pricing services and pricing models, the inputs of which are market-based or independently sourced market parameters, including, but not limited to, yield curves, interest rates, volatilities, prepayments, defaults, cumulative loss projections and cash flows. Such securities are classified in Level 2 of the valuation hierarchy. In certain cases where Level 1 or Level 2 are not available, securities are classified within Level 3 of the hierarchy. The Company had no Level 3 securities.

Interest Rate Swaps

The fair value of interest rate swaps is determined based upon pricing obtained from an independent pricing service and are classified as Level 2 measurements.

Nonrecurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31:

	Fair	Fair Value Measurements Using
	Value	Level 1	Level 2	Level 3
December 31, 2025
Collateral dependent loans	$23,733	$—	$—	$23,733
December 31, 2024
Collateral dependent loans	$1,413,047	$—	$—	$1,413,047

Security Midwest Bancorp, Inc.

Notes to Consolidated Financial Statements

The Company’s nonrecurring fair value adjustments to collateral dependent loans are recorded to reflect partial write-downs or specific reserves that are based on the observable market price or current estimated value of the collateral. These loans are reported at initial recognition of significant borrower distress and on an ongoing basis until recovery or charge-off. The fair values of collateral dependent loans are generally determined using the sales comparison approach. Unobservable inputs consist primarily of adjustments for differences between sales of comparable properties.

The following table provides quantitative information about unobservable inputs used in nonrecurring Level 3 fair value measurements at December 31:

				Range
	Fair	Valuation	Unobservable	(Weighted-
	Value	Technique	Inputs	Average)
December 31, 2025			Marketability
Collateral dependent loans	$23,733	Appraisal	discount	10%
December 31, 2024			Marketability
Collateral dependent loans	$1,413,047	Appraisal	discount	10%

The estimated fair values of the Company’s financial instruments not carried at fair value on the consolidated balance sheets are as follows:

	Carrying	Fair	Fair Value Measurements Using
	Value	Value	Level 1	Level 2	Level 3
December 31, 2025
Financial assets:
Cash and cash equivalents	$50,378,538	$50,378,538	$50,378,538	$—	$—
Loans, net	117,816,517	118,908,000	—	—	118,908,000
FHLB stock	1,575,000	1,575,000	—	1,575,000	—
Mortgage servicing rights, net	326,764	582,000	—	—	582,000
Bank owned life insurance	2,308,325	2,308,325	—	2,308,325	—
Accrued interest receivable	751,961	751,961	751,961	—	—
Financial liabilities:
Deposits	196,505,483	196,538,974	152,221,974	44,317,000	—
Advances from the FHLB	35,000,000	35,008,000	—	35,008,000	—
Advances by borrowers for
taxes and insurance	399,702	399,702	—	399,702	—
Accrued interest payable	153,018	153,018	153,018	—	—

	Carrying	Fair	Fair Value Measurements Using
	Value	Value	Level 1	Level 2	Level 3
December 31, 2024
Financial assets:
Cash and cash equivalents	$43,540,304	$43,540,304	$43,540,304	$—	$—
Held-to-maturity securities	980,144	968,407	—	968,407	—
Loans, net	113,048,131	108,902,000	—	—	108,902,000
FHLB stock	697,500	697,500	—	697,500	—
Mortgage servicing rights, net	325,761	713,494	—	—	713,494
Bank owned life insurance	2,237,215	2,237,215	—	2,237,215	—
Accrued interest receivable	710,199	710,199	710,199	—	—
Financial liabilities:
Deposits	199,372,024	199,177,656	152,823,856	46,353,800	—
Advances by borrowers for
taxes and insurance	356,424	356,424	—	356,424	—
Accrued interest payable	64,441	64,441	64,441	—	—

Limitations: Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from

Security Midwest Bancorp, Inc.

Notes to Consolidated Financial Statements

offering for sale at one time the Company’s entire holdings of a particular financial instrument. Fair value estimates may not be realizable in an immediate settlement of the instrument. In some instances, there are no quoted market prices for the Company’s various financial instruments, in which case fair values may be based on estimates using present value or other valuation techniques, or based on judgments regarding future expected loss experience, current economic conditions, risk characteristic of the financial instruments, or other factors. Those techniques are significantly affected by the assumptions used, including the discount rate and estimate of future cash flows. Subsequent changes in assumptions could significantly affect the estimates.

Note 16:
Commitments and Contingencies

Commitments to originate loans are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since a portion of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Each customer’s creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate.

Lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Lines of credit generally have fixed expiration dates. Since a portion of the line may expire without being drawn upon, the total unused lines do not necessarily represent future cash requirements. Each customer’s creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate.

Management uses the same credit policies in granting lines of credit as it does for on-balance-sheet instruments.

Commitments outstanding at December 31, were as follows:

	December 31,	December 31,
	2025	2024
	(In thousands)
Commitments to originate loans	$6,067	$5,684
Undisbursed balance of loans closed	3,256	3,978
Standby letters of credit	—	1
Total	$9,323	$9,663

The Company is party to legal actions which arise in the normal course of its business activities. In the opinion of management, the ultimate resolution of these matters is not expected to have a material effect on the financial position or the results of operations of the Company.

Note 17: Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss included in shareholders’ equity are as follows at December 31,

	December 31,
	2025	2024
Unrealized losses on available for sale securities	$(4,260,203)	$(6,602,576)
Tax effect	1,214,158	1,881,735
Unrealized losses on derivatives	(102,029)	—
Tax effect	29,078	—
Accumulated other comprehensive loss	$(3,118,996)	$(4,720,841)

Note 18: Segment Information

Security Midwest Bancorp, Inc.

Notes to Consolidated Financial Statements

The Company has one reportable operating segment, commercial banking. The Company’s chief operating decision maker (CODM) is the President of the Company, who monitors revenue streams of our products and services. The identifiable segment operations are managed and financial performance is evaluated on a Company-wide basis. The commercial banking segment provides an array of financial products and services including commercial, residential mortgage and consumer lending activities, along with commercial and consumer savings and banking services, to individual and business customers through its office locations in Illinois.

The accounting policies of the banking segment are described in management's discussion and analysis of financial condition and results of operations of the Company. The CODM assesses performance for the banking segment and decides how to allocate resources based on net income (reported on the consolidated statements of income). The measure of segment assets is reported on the consolidated balance sheets as total assets.

The CODM uses net income to evaluate income generated from segment assets (return on average assets) in deciding whether to reinvest profits into the commercial banking segment. Net income is also used by the CODM to monitor budget versus actual results. Net income as well as other common Company-wide financial performance and credit quality metrics, such as return on average assets, return on average equity, earnings per common share, net interest margin, operating efficiency and nonaccrual loans to total loans, among others, are used for competitive analysis by benchmarking to the Company’s competitors as well as used in assessing the performance of the segment and for establishing management’s compensation. Loans, investments and deposits provide revenue in the banking operation. Interest expense, provision for credit losses, salaries and employee benefits and data processing are the significant expense components in the banking operation.

Note 19: Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-09 "Income Taxes (Topic 740) - Improvements to Income Tax Disclosures." The amendments in this ASU require that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income (or loss) by the applicable statutory income tax rate). The amendments also require disclosure of the amount of income taxes paid (net of refunds received) disaggregated by federal (national) and state jurisdictions. As an emerging growth company, the amendments in this ASU are effective for annual periods beginning after December 15, 2025. The amendments in this ASU should be applied on a prospective basis and retrospective application is permitted. Management elected to adopt the ASU effective December 31, 2025, electing the prospective basis, as set forth in Note 8.

In November 2025, the FASB issued ASU 2025-08 Financial Instruments—Credit Losses (Topic 326) — Purchased Loans. The amendments in this Update expand the population of acquired financial assets subject to the gross-up approach in Topic 326. In accordance with the amendments in this ASU, loans (excluding credit cards) acquired without credit deterioration and deemed “seasoned” are purchased seasoned loans and accounted for using the gross-up approach at acquisition. All non- PCD (purchased financial asset with credit deterioration) loans (excluding credit cards) that are acquired in a business combination are deemed seasoned. Other non-PCD loans (excluding credit cards) are seasoned if they were purchased at least 90 days after origination and the acquirer was not involved in the origination of the loans. The amendments in this ASU are effective for all entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. The amendments in this ASU should be applied prospectively to loans that are acquired on or after the initial application date. Early adoption is permitted in an interim or annual reporting period in which financial statements have not yet been issued or made available for issuance. Management is currently evaluating the ASU and does not expect adoption of the ASU to have a material effect on the Company’s financial position or results of operations.

Security Midwest Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 20: Parent Company Financial Statements

Presented below are condensed financial statements of the Company as of and for the five months (from the date of the common stock issuance) ended December 31, 2025.

Balance Sheet	December 31,
2025
Assets
Cash on hand	$590,654
Investment in Security Bank	21,551,726
Loan receivable from ESOP	583,811
Other assets	22,938
Total assets	$22,749,129
Liabilities and Shareholders' Equity
Liabilities
Accrued expenses and other liabilities	$133,244
Total liabilities	133,244
Shareholders' Equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued	—
Common stock, $0.01 par value, 10,000,000 shares authorized,
issued 889,781 at December 31, 2025	8,898
Additional paid-in capital	7,346,633
Unallocated common stock of ESOP	(591,707)
Retained earnings	18,971,057
Accumulated other comprehensive loss	(3,118,996)
Total shareholders' equity	22,615,885
Total liabilities and shareholders' equity	$22,749,129

Statement of Operations	December 31,
2025
Income
Interest income on loan to ESOP	$19,581
Expenses
Professional services	80,472
Loss before income taxes and undistributed loss of subsidiary	(60,891)
Equity in undistributed loss of subsidiary	(537,909)
Loss before income tax benefit	(598,800)
Income tax benefit	(22,938)
Net Loss	$(575,862)

Security Midwest Bancorp, Inc.

Notes to Consolidated Financial Statements

Statement of Cash Flows	December 31,
2025
Operating Activities
Net loss	$(575,862)
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed loss of subsidiary	537,909
Other assets	(22,938)
Accrued expenses and other liabilities	133,244
Net cash provided by operating activities	72,353
Investing Activities
Loan to ESOP	(622,850)
Capital contribution to subsidiary	(6,245,300)
Payment received on ESOP loan	39,039
Net cash used in investing activities	(6,829,111)
Financing Activities
Gross proceeds from issuance of common stock	8,897,810
Stock offering costs	(1,550,398)
Net cash provided by financing activities	7,347,412
Increase in Cash and Cash Equivalents	590,654
Cash and Cash Equivalents, Beginning of Year	—
Cash and Cash Equivalents, End of Year	$590,654

Note 21:
Conversion and Change in Corporate Form

On July 31, 2025, the Bank completed the conversion to stock form and is now the wholly owned subsidiary of Security Midwest Bancorp, Inc. Security Midwest Bancorp, Inc. sold 889,781 shares of common stock, which includes 62,285 shares sold to the Company's Employee Stock Ownership Plan, for gross offering proceeds (before deducting offering expenses) of approximately $8.9 million based on the offering price of $10.00 per share. The common stock of Security Midwest Bancorp, Inc. began quoting on the OTCQB Market on August 1, 2025 under the symbol "SBMW".

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures. An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2025. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting. During the fiscal year ended December 31, 2025, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

During the quarter ended December 31, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of SEC Rule 10b5-1(c) or any “non-Rule 10b5- trading arrangement“ (as such term is defined in Item 408 of SEC Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be included by an amendment to this Annual Report or will be incorporated herein by reference to the information in the Company’s definitive Proxy Statement for the 2026 Annual Meeting of Stockholders under the captions “Proposal 1—Election of Directors,” “—Delinquent Section 16(a) Reports,” “—Code of Ethics for Senior Officers,” “Nominating and Corporate Governance Committee Procedures—Recommendations by Stockholders,” and “Meetings and Committees of the Board of Directors—Audit Committee.”

Item 11. Executive Compensation.

The information required by this item will be included by an amendment to this Annual Report or will be incorporated herein by reference to the information in the Company’s definitive Proxy Statement for the 2026 Annual Meeting of Stockholders under the captions “Proposal 1—Election of Directors—Executive Compensation” and “—Directors' Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Other than the Company’s Employee Stock Ownership Plan, there are no plans under which equity securities of the Company are authorized for issuance.

The additional information required by this item will be included by an amendment to this Annual Report or will be incorporated herein by reference to the information in the Company’s definitive Proxy Statement for the 2026 Annual Meeting of Stockholders under the caption “Proposal 1—Election of Directors.”

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be included by an amendment to this Annual Report or will be incorporated herein by reference to the information in the Company’s definitive Proxy Statement for the 2026 Annual Meeting of Stockholders under the captions “Corporate Governance and Board Matters—Transactions with Certain Related Persons” and “—Board of Directors, Leadership Structure, Role in Risk Oversight, Meetings and Standing Committees.”

Item 14. Principal Accounting Fees and Services.

The information required by this item will be included by an amendment to this Annual Report or will be incorporated herein by reference to the information in the Company’s definitive Proxy Statement for the 2026 Annual Meeting of Stockholders under the captions “Audit-Related Matters-Policy for Approval of Audit and Permitted Non-Audit Services” and “—Auditor Fees and Services.”

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit Number	Description
3.1

Articles of Incorporation (Incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-1 (file no. 333-282067), initially filed by Security Midwest Bancorp, Inc. with the Securities and Exchange Commission on September 12, 2024)

3.2

Bylaws of Security Midwest Bancorp, Inc. (Incorporated by reference to Exhibit 3.2 of the Registration Statement on Form S-1 (file no. 333-282067), initially filed by Security Midwest Bancorp, Inc. with the Securities and Exchange Commission on September 12, 2024)

4.1

Form of Common Stock Certificate of Security Midwest Bancorp, Inc. (Incorporated by reference to Exhibit 4 of the Registration Statement on Form S-1 (file no. 333-282067), initially filed by Security Midwest Bancorp, Inc. with the Securities and Exchange Commission on September 12, 2024)

4.2*	Description of Registrant's Securities
10.1

Employment Agreement between Security Bank, s.b. and Stephan P. Antonacci (Incorporated by reference to Exhibit 10.1 of the Registration Statement on Form S-1 (file no. 333-282067), initially filed by Security Midwest Bancorp, Inc. with the Securities and Exchange Commission on September 12, 2024)

10.2

Employment Agreement between Security Bank, s.b. and Stephan P. Antonacci (Incorporated by reference to Exhibit 10.2 of the Registration Statement on Form S-1 (file no. 333-282067), initially filed by Security Midwest Bancorp, Inc. with the Securities and Exchange Commission on September 12, 2024)

10.3

Employment Agreement between Security Bank, s.b. and Stephan P. Antonacci (Incorporated by reference to Exhibit 10.3 of the Registration Statement on Form S-1 (file no. 333-282067), initially filed by Security Midwest Bancorp, Inc. with the Securities and Exchange Commission on September 12, 2024)

10.4

Supplemental Life Insurance Plan between Security Bank, s.b. and Stephan P. Antonacci (Incorporated by reference to Exhibit 10.4 of the Registration Statement on Form S-1 (file no. 333-282067), initially filed by Security Midwest Bancorp, Inc. with the Securities and Exchange Commission on September 12, 2024)

19*	Policies and Procedures and Addendum Regarding Insider Trading and the Confidentiality of Information
21

Subsidiaries of the Registrant (Incorporated by reference to Exhibit 21 of the Registration Statement on Form S-1 (file no. 333-282067), initially filed by Security Midwest Bancorp, Inc. with the Securities and Exchange Commission on September 12, 2024)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents
104	Cover page formatted as Inline XBRL and contained in Exhibit 101

_______________________________

* Filed herewith.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Security Midwest Bancorp, Inc.
Date: April 7, 2026	By:	/s/ Stephan P. Antonacci
Stephan P. Antonacci
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Stephan P. Antonacci	President, Chief Executive Officer and Director(Principal Executive Officer)	April 7, 2026
Stephan P. Antonacci

/s/ Brenda K. Minder	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	April 7, 2026
Brenda K. Minder

/s/ Kenton W. Day	Chairman of the Board	April 7, 2026
Kenton W. Day

/s/ James R. Hillestad	Director	April 7, 2026
James R. Hillestad

/s/ Marcus E. Johnson	Director	April 7, 2026
Marcus E. Johnson

/s/ Frank J. Kopecky, IV	Director	April 7, 2026
Frank J. Kopecky, IV

/s/ William R. Marriott II	Director	April 7, 2026
William R. Marriott II

/s/ James P. McClernon	Director	April 7, 2026
James P. McClernon

/s/ Stephen D. Myers	Director	April 7, 2026
Stephen D. Myers

/s/ Erin M. Stone	Director	April 7, 2026
Erin M. Stone