Form 10-K/A
period 2025-12-31
Security Midwest Bancorp, Inc.
filed 2026-04-30
CIK 2036060

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

Security Midwest Bancorp, Inc. (the "Company") is filing this Amendment No. 1 (this "Amendment") to its Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the "Original 10-K") to provide additional information required by Part III. This Amendment does not change the previously reported financial statements or any other disclosure contained in Part I or Part II in the Original 10-K. Part IV is being amended solely to add new certifications in accordance with Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Code of Ethics for Senior Officers

Security Midwest Bancorp, Inc. has adopted a Code of Ethics for Senior Officers that applies to Security Midwest Bancorp, Inc.’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Code of Ethics for Senior Officers is available on our website at www.securitybk.com and can be accessed under “Investor Relations.” Amendments to and waivers from the Code of Ethics for Senior Officers will also be disclosed on our website.

Our Board of Directors is comprised of nine members. Our Bylaws provide that directors are divided into three classes as nearly equal in number as possible, with one class of directors elected annually.

The following sets forth certain information regarding our Board of Directors, and executive officers who are not directors, including the terms of office of board members. Except as indicated herein, there are no arrangements or understandings between any director and any other person pursuant to which such director was selected. Age information is as of December 31, 2025, and term as a director includes service with Security Bank, s.b. (“Security Bank”).

With respect to directors, the biographies contain information regarding the person’s business experience and the experiences, qualifications, attributes or skills that caused the Board of Directors to determine that the person should serve as a director. Each director of Security Midwest Bancorp, Inc. is also a director of Security Bank.

Directors

The following directors have terms ending following the year ended December 31, 2025:

Kenton Day is the Executive Director of the Central Laborers’ Pension Fund, a position he has held since June 2021. Mr. Day was the Chief Financial Officer of Security Bank from May 2020 until June 2021, and previously worked at United Contractors Midwest for 22 years, where he served as Controller and then Chief Financial Officer. Mr. Day is a Certified Public Accountant whose prior experience also includes auditing financial institutions for eight years. His educational and work experience provide the board of directors with extensive insight into accounting matters, and qualifies him as an “audit committee financial expert” under the rules and regulations of the Securities and Exchange Commission. Director since 2022. Age 57.

James P. McClernon retired in 2019 as the President/Owner of Bobcat of Springfield/Champaign, Illinois, which he purchased in 2008 after becoming General Manager in 2007. Previously, Mr. McClernon spent nearly 30 years at JPMorgan Chase/Bank One/Marine Bank, including as Vice President of Global ACH Operations, Consumer Payment Solutions and Cash Management Sales. Mr. McClernon’s experience as a small business owner gives him extensive insight into the customers who live in our market area as well as economic developments affecting the communities in which we operate and the challenges facing small businesses in our market area, while his banking background and leadership experience bring valuable insight in the areas of bank operations and client relationships. Director since 2020. Age 71.

Dr. Erin M. Stone has been a practicing physician with Springfield Clinic – SOGA since 2007. Dr. Stone’s experience gives her extensive insight into the challenges facing families who live in our market areas. Director since 2022. Age 49.

The following directors have terms ending following the year ending December 31, 2026:

Marcus E. Johnson has served as the President and Chief Executive Officer of the Springfield Urban League since July 2021, after initially joining the organization in 2014. During his tenure, Mr. Johnson has spearheaded initiatives that address complex economic challenges, foster collaboration across various levels of government, and drive significant financial growth. His extensive experience, including senior leadership in an organization with over 150 employees, provides valuable insight into economic development, budget and accounting matters, and organizational management. Director since 2024. Age 36.

Frank J. Kopecky, IV is a Certified Public Accountant and has been the owner of Kopecky Accounting LLC, an accounting firm he formed, since 2005. Mr. Kopecky previously served as Chief Financial Officer of Design Ideas, Ltd., headquartered in Springfield, Illinois, from 1998 to 1999, and worked as a Senior Audit Manager at a public accounting firm from 1993 to 1998. His presence adds significant depth to the financial expertise on the board and, as an active practitioner, adds to the board’s knowledge on current accounting developments. In addition, his experience and education qualifies him to be an “audit committee financial expert” under the rules and regulations of the Securities and Exchange Commission. Director since 2020. Age 54.

William R. Marriott II has served as a Partner with the Real Estate Group, Inc. since 2007, the President of Marriott Real Estate Service since 2006 and the Vice President of Land of Lincoln Property Management since 2011. He was also the President of JR Cutters Inc., a lawncare and landscaping service, from 2004 to 2018, and a fiber optics specialist with the State of Illinois from 1994 to 2004. His experience as a small business owner gives him extensive insight into the customers who live in our market areas as well as both the economic developments affecting the communities in which we operate and the challenges facing small businesses in our market areas, and his particular experience provides the board with extensive insights into the challenges and opportunities in our lending activities and with respect to real estate matters in our market area. Director since 2024. Age 53.

The following directors have terms ending following the year ending December 31, 2027:

Stephan P. Antonacci has served as our President and Chief Executive Officer since 2019, having joined Security Bank in 2014 and served as our Chief Operating Officer beginning in 2018 until his appointment as President and Chief Executive Officer. Mr. Antonacci has over 25 years’ experience in the banking industry, including with JP Morgan Chase/Bank One and Bank of Springfield. Mr. Antonacci’s positions as President and Chief Executive Officer foster clear accountability, effective decision-making, a clear and direct channel of communication from senior management to the full board of directors, and alignment on corporate strategy. Director since 2019. Age 57.

James R. Hillestad (Ryan) is a Marketing and Sales Representative for Cincinnati Insurance Company, having joined Cincinnati Insurance Company in August 2024, and having served as an insurance professional at Arthur J. Gallagher from 2016 to 2024, specializing in bank insurance products. Mr. Hillestad’s experience provides the board of directors with a unique perspective in addressing the insurance requirements of Security Bank. Director since 2024. Age 35.

Stephen D. Myers founded Myers Commercial Real Estate, Inc. in 1998. Myers Commercial Real Estate Inc. provides full-service commercial real estate, property management, leasing and brokerage services throughout Central Illinois. Mr. Myers is a licensed Real Estate Managing Broker with over 35 years’ experience in the real estate industry. He is the Chairman of the Commercial Real Estate Network for the Capital Area REALTORS, Past-Chairman and current member of the Commercial and Property Management Committee for the Illinois REALTORS and a member of the Federal Policy Committee for the National Association of REALTORS. His experience provides the board with extensive insights into the challenges and opportunities in our lending activities and with respect to real estate matters in our market area. Director since 2003. Age 63.

Executive Officers Who are Not Directors

Brenda K. Minder is our Chief Financial Officer, having joined Security Bank in June 2021. Ms. Minder is a Certified Public Accountant with over 30 years’ experience, including serving as Chief Financial Officer for Halverson Construction Company, Inc. and Troxell Insurance Agency, both located in Springfield, Illinois. Age 57.

Darren W. Jones joined Security Bank in December 2022 as Executive Vice President and Chief Lending Officer. Mr. Jones has been involved in the banking industry since 1999, including as a Market President for the Springfield, Illinois market of a larger financial institution beginning in 2017. Mr. Jones was a former ambassador with The Greater Springfield Chamber of Commerce for over seven years and graduated from the Graduate School of Banking at the University of Wisconsin in 2015. Age 49.

Delinquent Section 16(a) Reports

Our executive officers and directors and beneficial owners of greater than 10% of the outstanding shares of common stock are required to file reports with the Securities and Exchange Commission disclosing beneficial ownership and changes in beneficial ownership of our common stock. Securities and Exchange Commission rules require disclosure if an executive officer, director or 10% beneficial owner fails to file these reports on a timely basis. Based on our review of ownership reports required to be filed for the year ended December 31, 2025, we believe that no executive officer, director or 10% beneficial owner of our shares of common stock failed to file ownership reports on a timely basis.

Insider Trading Policies and Procedures

The Board of Directors has adopted an Insider Trading Policy, which governs the purchase, sale, and/or other dispositions of our securities by directors, officers and employees, that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to Security Midwest Bancorp, Inc.

Employee, Officer and Director Hedging

We have not adopted a policy regarding the ability of employees, officers, and directors to purchase financial instruments (including prepaid variable forward contracts, equity swaps, collars, and exchange funds) or otherwise engage in transactions, that hedge or offset, or are designed to hedge or offset, any decrease in the market value of our equity securities.

Recommendations for Director Nominees

The Board of Directors may consider qualified candidates for director suggested by our stockholders. Stockholders can suggest qualified candidates for director by writing to our Corporate Secretary at 510 E. Monroe, Springfield, Illinois 62701. The Board of Directors has adopted a procedure by which stockholders may recommend nominees to the Board of Directors. Stockholders who wish to recommend a nominee must write to Security Midwest Bancorp, Inc.’s Corporate Secretary and such communication must include:

•
A statement that the writer is a stockholder and is proposing a candidate for consideration by the Board of Directors;
•
The name and address of the stockholder as they appear on Security Midwest Bancorp, Inc.’s books, and of the beneficial owner, if any, on whose behalf the nomination is made;
•
The class or series and number of shares of Security Midwest Bancorp, Inc.’s capital stock that are owned beneficially or of record by such stockholder and such beneficial owner;
•
A description of all arrangements or understandings between such stockholder and each proposed nominee and any other person or persons (including their names) pursuant to which the nomination(s) are to be made by such stockholder;
•
A representation that such stockholder intends to appear in person or by proxy at the meeting to nominate the nominee named in the stockholder’s notice;
•
The name, age, personal and business address of the candidate and the principal occupation or employment of the candidate;
•
The candidate’s written consent to serve as a director;
•
A statement of the candidate’s business and educational experience and all other information relating to such person that would indicate such person’s qualification to serve on Security Midwest Bancorp, Inc.’s Board of Directors; and
•
Such other information regarding the candidate or the stockholder as would be required to be included in Security Midwest Bancorp, Inc.’s proxy statement pursuant to Securities and Exchange Commission Regulation 14A.

To be timely, the submission of a candidate for director by a stockholder must be received by the Corporate Secretary at least 120 days prior to the anniversary date of the proxy statement relating to the preceding year’s annual meeting of stockholders. If (i) less than 90 days’ prior public disclosure of the date of the meeting is given to stockholders and (ii) the date of the annual meeting is advanced more than 30 days prior to or delayed more than 30 days after the anniversary of the preceding year’s annual meeting, a stockholder’s submission of a candidate shall be timely if delivered or mailed to and received by the Corporate Secretary of Security Midwest Bancorp, Inc. no later than the 10th day following the day on which public disclosure (by press release issued through a nationally recognized news service, a document filed with the Securities and Exchange Commission, or on a website maintained by Security Midwest Bancorp, Inc.) of the date of the annual meeting is first made.

Submissions that are received and that satisfy the above requirements are forwarded to the Board of Directors for further review and consideration, using the same criteria to evaluate the candidate as it uses for evaluating other candidates that it considers.

There is a difference between the recommendations of nominees by stockholders pursuant to this policy and a formal nomination (whether by proxy solicitation or in person at a meeting) by a stockholder. Stockholders have certain rights under applicable law with respect to nominations, and any such nominations must comply with applicable law and provisions of the Bylaws of Security Midwest Bancorp, Inc.

Audit Committee

The Audit Committee is comprised of Directors Johnson, Kopecky, Marriott and Myers, each of whom is “independent” in accordance with applicable Securities and Exchange Commission rules and Nasdaq listing standards as adopted by the Company. Director Kopecky serves as chair of the Audit Committee. The board of directors has determined that Director Kopecky qualifies as an “audit committee financial expert” as such term is defined by the rules and regulations of the Securities and Exchange Commission.

The Audit Committee operates under a written charter, which is available on our website at www.securitybk.com under “Investor Relations.” As more fully described in the Audit Committee Charter, the Audit Committee reviews the financial records and affairs of Security Midwest Bancorp, Inc. and monitors adherence in accounting and financial reporting to accounting principles generally accepted in the United States of America.

Item 11. Executive Compensation.

Executive Compensation

The following table sets forth for the years ended December 31, 2025 and 2024, information with respect to our principal executive officer and the two most highly compensated executive officers (other than the principal executive officer) whose total compensation exceeded $100,000 for the year ended December 31, 2025. These individuals are sometimes referred to as the “named executive officers.”

Name and Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation (1)($)	Total ($)
Stephan P. Antonacci	2025	227,500	68,455	22,443	318,398
President and Chief Executive Officer	2024	219,450	45,000	24,024	288,474
Brenda K. Minder	2025	167,633	52,026	19,447	239,106
Executive Vice President and Chief Financial Officer	2024	162,750	30,000	18,057	210,807
Darren W. Jones	2025	164,929	38,636	15,804	219,369
Executive Vice President and Chief Lending Officer	2024	160,125	30,000	12,489	202,614

(1)
The compensation represented by the amounts for 2025 set forth in the “All Other Compensation” column for the named executive officers is as follows:

	401(k) Match	Automobile Allowance	Club Expenses	Health Insurance Stipend	Life Insurance Plan Income	ESOP Contribution (1)	Total
Stephan P. Antonacci	$8,738	$6,922	$6,485	$—	$299	$—	$22,444
Brenda K. Minder	$6,947	$—	$—	$12,500	$—	$—	$19,447
Darren W. Jones	$5,848	$—	$9,957	$—	$—	$—	$15,805

(1) ESOP allocations to individual participants for 2025 were not available at time of this report.

Employment Agreements

Security Bank has entered into employment agreements with Messrs. Antonacci and Jones and Ms. Minder, which were effective as of the closing of Security Bank’s mutual-to-stock conversion and have initial terms of three years. The initial term of the employment agreements will extend automatically for one additional year on each anniversary of the effective date of the agreement, so that the remaining term is again three years, unless either Security Bank or the executive gives notice to the other party of non-renewal. At least 45 days before each anniversary date of the employment agreements, the disinterested members of the board of directors of Security Bank will conduct a comprehensive evaluation and review of the executive’s performance for purposes of determining whether to not renew of the employment agreements. Notwithstanding the foregoing, in the event Security Bank or Security Midwest Bancorp enters into a transaction that would constitute a change in control, as defined under the employment agreements, the term of the agreements would automatically extend so that they would expire no less than two years following the effective date of the change in control.

The employment agreements specify the base salaries for each of Messrs. Antonacci and Jones and Ms. Minder, which are currently $236,000, $170,701 and $173,500, respectively. The board of directors of Security Bank or the Compensation Committee may increase, but not decrease, the executives’ base salaries. In addition to base salary, the agreements provide for the executive’s participation in any bonus plan or arrangement of Security Bank in which senior management are eligible to participate and/or may receive a bonus on a discretionary basis, as determined by the Compensation Committee. The executives will also be entitled to participate in all employee benefit plans, arrangements and perquisites offered to employees and officers of Security Bank and for the reimbursement of reasonable travel and other business expenses incurred in the performance of his or her duties with Security Bank. Security Bank will also pay or reimburse each of Messrs. Antonacci and Jones for annual membership dues at a local club, up to $10,000. Mr. Antonacci will also receive an annual automobile allowance of $10,000. Ms. Minder will also receive a health insurance stipend of $12,500 per year and will be paid for up to two weeks of unused paid time off each year.

In the event any of the executives voluntarily terminates employment, they will be entitled to receive the sum of their (i) unpaid salary, (ii) unpaid expense reimbursements, (iii) unused accrued paid time off and (iv) earned but unpaid incentive compensation (i.e., the “Accrued Obligations”).

In the event the executive’s employment is involuntarily terminated for reasons other than cause, disability or death, or in the event of their resignation for “good reason,” in either event other than in connection with a change in control, they would receive a severance payment, paid in a lump sum, equal to the Accrued Obligations plus 50% of the sum of (i) their base salary in effect as of the date of termination and (ii) the average of the actual cash bonus earned for the two years immediately prior to their date of termination. In addition, if they elect COBRA coverage, they will be reimbursed for a portion of their monthly COBRA premium payments for up to 18 months.

In the event the executive’s employment is involuntarily terminated for reasons other than cause, disability or death, or in the event of their resignation for “good reason,” in any case within 24 months following a change in control, they will receive a severance payment, paid in a single lump sum, equal to the Accrued Obligations plus two times the sum of (i) their base salary in effect as of the date of termination or immediately before the change in control, whichever is higher, and (ii) the average of the actual cash bonus earned for the two years immediately prior to the change in control. In addition, if the executive elects COBRA coverage, they will be reimbursed for a portion of their monthly COBRA premium payments for up to 18 months.

For purposes of the employment agreements, “good reason” includes (i) a material reduction in the executive’s authority, duties or responsibilities, (ii) a material reduction in his or her salary or incentive compensation opportunities, (iii) a relocation of his principal place of employment by more than 35 miles from Security Bank’s main office location, or (iv) a material breach of the employment agreement by Security Bank.

Should an executive become disabled during the term of the employment agreement, they will be entitled to the Accrued Obligations plus disability benefits, if any, provided under a disability plan sponsored by Security Bank. If the executive dies during the term of the employment agreement, his or her beneficiaries will receive the Accrued Obligations plus any benefit payable under a life insurance program sponsored by Security Bank.

Upon the executive’s termination of employment other than for cause (other than a termination in connection with a change in control), the executive will be required to comply with one-year non-solicitation restrictions set forth in his or her employment agreement.

Benefit Plans

Supplemental Life Insurance Plan. Mr. Antonacci participates in the Security Bank, s.b., Supplemental Life Insurance Plan (the “Supplemental Life Plan”). Under the Supplemental Life Plan, a participant’s death benefit equals the benefit set forth on the participant’s election form. Security Bank owns the bank-owned life insurance policies purchased to fund the death benefits under the Supplemental Life Plan and has the right to receive all death benefits under the policies after the satisfaction of the participant’s interest. Under the Supplemental Life Plan, upon the death of Mr. Antonacci while employed by Security Bank, the death benefit is $250,000, limited to the net death proceeds payable under the policy upon his death. The net death proceeds are the total death benefit under the policy less the cash surrender value.

Employee Stock Ownership Plan. In connection with conversion, Security Bank adopted the ESOP for eligible employees. Eligible employees who were employed as of January 1, 2025 became participants as of that date. Employees hired after that date who have attained age 21 will begin participation in the ESOP upon the first entry date commencing on or after the eligible employee’s completion of 1,000 hours of service during a continuous 12-month period.

The ESOP trustee purchased, on behalf of the ESOP, 62,285 of the shares of common stock issued in the offering. The ESOP funded the stock purchase with a loan from the Company equal to the aggregate purchase price of the common stock. The loan will be repaid principally through Security Bank’s contribution to the employee stock ownership plan and dividends, if any, payable on common stock held by the employee stock ownership plan over the 20-year term of the loan. The interest rate for the employee stock ownership plan loan equals the prime rate, as published in The Wall Street Journal, on the closing date of the conversion.

The trustee holds the shares purchased by the ESOP in an unallocated suspense account, and shares are released from the suspense account on a pro-rata basis as the loan is repaid. The trustee allocates the shares released among participants on the basis of each participant’s proportional share of compensation relative to the total aggregate compensation paid to all participants. A participant will become vested in his or her account balance at a rate of 20% per year over a five-year period. Participants also will become fully vested automatically upon normal retirement, death or disability, a change in control, or termination of the ESOP. Generally, participants will receive distributions from the ESOP upon separation from service. The ESOP will reallocate any unvested shares forfeited upon termination of employment of a participant among the remaining participants.

Director Compensation

The following table sets forth for the year ended December 31, 2025 certain information as to the total remuneration we paid to our directors other than Mr. Antonacci. Mr. Antonacci does not receive fees for serving as a director.

Director Compensation Table (1)
Name	Fees earned or paid in cash ($)	Total ($)
Kenton Day	14,200	14,200
James R. Hillestad	11,400	11,400
Marcus E. Johnson	11,400	11,400
Frank J. Kopecky, IV	11,800	11,800
William R. Marriott II	11,400	11,400
James P. McClernon	12,600	12,600
Stephen D. Myers	11,800	11,800
Erin M. Stone	11,800	11,800

(1)
For the year ended December 31, 2025, no director had perquisites, the aggregate value of which exceeded $10,000.

Director Fees

Directors receive fees of $750 per month for service on the board of directors of Security Bank. Members of our board committees receive a monthly retainer of $200 per committee, with the chairperson of the committee receiving an additional $100 per month.

Each person who serves as a director of Security Midwest Bancorp also serves as a director of Security Bank and earns fees only in his or her capacity as a board member of Security Bank.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Other than the Company’s Employee Stock Ownership Plan, there are no plans under which equity securities of the Company are authorized for issuance.

Persons and groups who beneficially own in excess of 5% of the shares of common stock are required to file certain reports with the Securities and Exchange Commission regarding such ownership. The following table sets forth, as of April 15, 2026, the shares of common stock beneficially owned by our directors and executive officers, individually and as a group, and by each person who was known to us as the beneficial owner of more than 5% of the outstanding shares of common stock. The mailing address for each of our directors and executive officers is 510 E. Monroe, Springfield, Illinois 62701.

	Shares of Common Stock Beneficially Owned as of the Record Date (1)		Percent of Shares of Common Stock Outstanding (2)
Persons Owning Greater than 5%
Security Bank, s.b. Employee Stock Ownership Plan Trust 510 E. Monroe Springfield, Illinois 62701	62,285		7.0%
Raymond James Financial Services Advisors, Inc. (3) 880 Carillon Parkway St. Petersburg, Florida 33716	64,187		7.2%
Directors
Stephan P. Antonacci	30,000	(4)	*
Kenton Day	15,000		*
James R. Hillestad	5,000		*
Marcus E. Johnson	500		*
Frank J. Kopecky, IV	5,000		*
William R. Marriott II	7,500	(5)	*
James P. McClernon	5,000	(6)	*
Stephen D. Myers	16,000	(7)	*
Erin M. Stone	30,000	(8)	*
Executive Officers who are not Directors
Brenda K. Minder	22,000	(9)	*
Darren W. Jones	10,000	(10)	*
All directors and executive officers as a group (12 persons)	272,472		30.6%

* Less than 1%.

(1)
In accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, a person is deemed to be the beneficial owner, for purposes of this table, of any shares of Security Midwest Bancorp, Inc. common stock if he has or shares voting or investment power with respect to such common stock or has a right to acquire beneficial ownership at any time within 60 days from April 15, 2026. As used herein, “voting power” is the power to vote or direct the voting of shares and “investment power” is the power to dispose or direct the disposition of shares. Except as otherwise noted, ownership is direct and the named individuals and group exercise sole voting and investment power over the shares of Security Midwest Bancorp, Inc. common stock.
(2)
Based on a total of 889,781 shares of common stock outstanding as of April 15, 2026.
(3)
Based on a Schedule 13/G filed with the Securities Exchange Commission on January 7, 2026.
(4)
Consists of 15,000 shares of common stock held through an individual retirement account, 14,850 shares of common stock held by Mr. Antonacci’s spouse, 75 shares of common stock held by Mr. Antonacci as custodian for his children, and 75 shares of common stock held by Mr. Antonacci’s children.
(5)
Includes 5,000 shares of common stock held by a limited liability company.
(6)
All of such shares of common stock are held by a trust.
(7)
Includes 6,000 shares of common stock held by a corporation.
(8)
Includes 15,000 shares of common stock held by Dr. Stone’s spouse.
(9)
Consists of 15,000 shares of common stock held through an individual retirement account, 6,000 shares of common stock held by Ms. Minder’s spouse, and 1,000 shares of common stock held by Ms. Minder’s child.
(10)
Includes 1,000 shares of common stock held as custodian for a child.

Changes in Control

Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Board Independence

The Board of Directors has determined that each of our directors, with the exception of President and Chief Executive Officer Stephan P. Antonacci, is “independent” as defined in the listing standards of the Nasdaq Stock Market, as followed by the Company. Mr. Antonacci is not independent because he is one of our executive officers. In evaluating the independence of our independent directors, we considered the following transactions between Security Bank and our independent directors that are not required to be reported under “—Transactions With Certain Related Persons,” below. For the year ended December 31, 2025, leased parking spaces from a company that is minority-owned by director Myers. In addition, Security Bank has made commercial loans to an entity in which Director Kopecky is a minority owner, commercial loans to entities controlled by Director Marriott and residential and commercial loans to Director Stone and her affiliates, in each case on terms consistent with those Security Bank would offer to unaffiliated third parties.

Transactions With Certain Related Persons

The Sarbanes-Oxley Act of 2002 generally prohibits publicly traded companies from making loans to their executive officers and directors, but it contains a specific exemption from such prohibition for loans made by federally insured financial institutions, such as Security Bank, to their executive officers and directors in compliance with federal banking regulations. The aggregate amount of our loans to our executive officers, directors and their related parties was $7.78 million at December 31, 2025. At December 31, 2025, all of our loans to directors, executive officers and their related parties were made in the ordinary course of business, were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to Security Bank, and did not involve more than the normal risk of collectability or present other unfavorable features. These loans were performing according to their original terms at December 31, 2025, and were made in compliance with federal banking regulations.

Any transactions that would be required to be reported under this section of this document must be reviewed by our Audit Committee or another independent body of the board of directors. In addition, any transaction with a director is reviewed by and subject to approval of the members of the board of directors who are not directly involved in the proposed transaction to confirm that the transaction is on terms that are no more favorable than those that would be available to us from an unrelated third party through an arms-length transaction.

Item 14. Principal Accounting Fees and Services.

Set forth below is certain information concerning aggregate fees billed for professional services rendered by Wipfli LLP during the years ended December 31, 2025 and 2024.

	Year ended December 31, 2025	Year ended December 31, 2024
Audit Fees	$77,764	$153,726
Audit-Related Fees (1)	$12,720	$27,192
Tax Fees	$—	$—
All Other Fees (2)	$196,120	$175,000

(1)
Audit-Related Fees include additional time needed for additional procedures and rework.
(2)
All Other Fees include reviews and opinions for SEC filings for S-1 and 10-Q's.

The Audit Committee’s current policy is to pre-approve all audit and non-audit services provided by the independent registered public accounting firm, either by approving an engagement prior to the engagement or pursuant to a pre-approval policy with respect to particular services, subject to the de minimus exceptions for non-audit services described in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934, as amended. These services may include audit services, audit-related services, tax services and other services. The Audit Committee may delegate pre-approval authority to one or more members of the Audit Committee when expedition of services is necessary. The independent registered public accounting firm and management are required to periodically report to the full Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee pre-approved 100% of the fees billed and paid during the years ended December 31, 2025 and 2024, as indicated in the tables above.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

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

Security Midwest Bancorp, Inc.
Date: April 30, 2026	By:	/s/ Stephan P. Antonacci
Stephan P. Antonacci
President and Chief Executive Officer