Form 10-Q
period 2026-03-31
Security Midwest Bancorp, Inc.
filed 2026-05-14
CIK 2036060

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 11, 2026, the registrant had 889,781 shares of common stock outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Security Midwest Bancorp, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2026	2025
Assets	(Unaudited)
Cash on hand	$4,570,868	$2,300,984
Due from banks	30,774,580	47,224,554
Federal funds sold	564,000	853,000
Cash and cash equivalents	35,909,448	50,378,538
Available-for-sale securities	75,508,129	76,699,904
Loans held for sale	160,000	—
Loans receivable	129,134,855	118,850,710
Allowance for credit losses	(1,121,001)	(1,034,193)
Loans, net	128,013,854	117,816,517

Federal Home Loan Bank stock	1,575,000	1,575,000
Premises and equipment, net	3,176,931	3,141,267
Accrued interest receivable	793,171	751,961
Mortgage servicing rights, net	324,044	326,764
Deferred tax assets, net	2,178,279	2,208,560
Bank owned life insurance	2,326,500	2,308,325
Other assets	1,369,067	1,312,424
Total assets	$251,334,423	$256,519,260

Liabilities and Shareholders' Equity
Liabilities
Deposits
Demand	$121,054,831	$126,505,380
Savings	27,080,723	25,716,594
Time	43,961,238	44,283,509
Total deposits	192,096,792	196,505,483

Advances from the Federal Home Loan Bank	35,000,000	35,000,000
Advances from borrowers for taxes and insurance	652,184	399,702
Accrued expenses and other liabilities	746,913	1,998,190
Total liabilities	228,495,889	233,903,375

Shareholders' Equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 10,000,000 shares authorized,
889,781 shares issued	8,898	8,898
Additional paid-in capital	7,351,292	7,346,633
Unallocated common stock of ESOP	(583,917)	(591,707)
Retained earnings	19,389,200	18,971,057
Accumulated other comprehensive loss	(3,326,939)	(3,118,996)
Total shareholders' equity	22,838,534	22,615,885
Total liabilities and shareholders' equity	$251,334,423	$256,519,260

See Notes to Condensed Consolidated Financial Statements

Security Midwest Bancorp, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
Interest Income
Loans	$2,087,037	$1,795,451
Investment securities	686,763	309,277
Interest-bearing deposits and other	294,009	429,111
Total interest income	3,067,809	2,533,839
Interest Expense
Deposits	556,482	572,084
Federal Home Loan Bank advances	310,498	33
Total interest expense	866,980	572,117
Net Interest Income	2,200,829	1,961,722
Provision for Credit Losses	72,800	—
Net Interest Income After Provision for Credit Losses	2,128,029	1,961,722
Noninterest Income
Service fees on deposits	250,233	242,564
Debit card fees	97,529	93,505
Mortgage loan servicing fees, net	40,319	32,956
Gain on sale of loans	21,197	36,418
Other noninterest income	99,346	49,412
Total noninterest income	508,624	454,855
Noninterest Expense
Salaries and employee benefits	1,211,948	1,119,208
Occupancy and equipment	136,663	148,718
Data processing fees	172,223	150,658
FDIC insurance premiums	26,000	24,353
Advertising	59,127	43,210
Directors fees	28,100	24,100
Debit card expense	19,559	10,765
Professional fees	158,023	103,805
Telephone and internet	35,981	35,240
Other	205,255	187,462
Total noninterest expense	2,052,879	1,847,519
Income before income taxes	583,774	569,058
Provision for income taxes	165,631	167,513
Net Income	$418,143	$401,545

Earnings per share - basic and diluted	$0.50	n/a

See Notes to Condensed Consolidated Financial Statements

Security Midwest Bancorp, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
Net income	$418,143	$401,545

Other comprehensive income (loss):
Net unrealized (losses) gains on available-for-sale securities	(547,294)	1,084,360
Unrealized gain on cash flow hedge	256,463	—
Tax benefit (expense)	82,888	(309,043)
Other comprehensive (loss) income	(207,943)	775,317
Comprehensive income	$210,200	$1,176,862

See Notes to Condensed Consolidated Financial Statements

Security Midwest Bancorp, Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders' Equity

(Unaudited)

					Accumulated
		Additional	Unallocated		Other
	Common	Paid-in	Common Stock	Retained	Comprehensive
For the three months ended March 31, 2026	Stock	Capital	of ESOP	Earnings	Income (Loss)	Total
Balance at January 1, 2026	$8,898	$7,346,633	$(591,707)	$18,971,057	$(3,118,996)	$22,615,885

Net income	—	—	—	418,143	—	418,143

Release of ESOP Shares	—	4,659	7,790	—	—	12,449

Other comprehensive loss	—	—	—	—	(207,943)	(207,943)
Balance at March 31, 2026	$8,898	$7,351,292	$(583,917)	$19,389,200	$(3,326,939)	$22,838,534

For the three months ended March 31, 2025
Balance at January 1, 2025	$—	$—	$—	$18,672,325	$(4,720,841)	$13,951,484

Net income	—	—	—	401,545	—	401,545

Other comprehensive income	—	—	—	—	775,317	775,317
Balance at March 31, 2025	$—	$—	$—	$19,073,870	$(3,945,524)	$15,128,346

See Notes to Condensed Consolidated Financial Statements

Security Midwest Bancorp, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
Operating Activities
Net income	$418,143	$401,545
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	60,077	54,064
(Accretion) amortization of premiums and discounts	(18,752)	70,780
Accretion of deferred loan origination fees, net	(10,687)	(11,160)
Amortization of mortgage servicing rights	10,512	9,933
Deferred income taxes	113,169	167,512
Provision for credit losses	72,800	—
Gain on sale of loans	(21,197)	(36,418)
Proceeds from sale of loans	1,052,225	1,689,178
Origination of loans held for sale	(1,198,820)	(1,845,119)
Increase in cash surrender value of life insurance	(18,175)	(17,258)
Release of ESOP shares	12,449	—
Changes in:
Accrued interest receivable	(41,210)	106,131
Other assets	97,791	43,437
Accrued expenses and other liabilities	(1,137,448)	(281,527)
Net cash (used in) provided by operating activities	(609,123)	351,098

Investing Activities
Proceeds from maturities of held-to-maturity securities	—	490,000
Proceeds from paydowns of mortgage-backed securities	1,163,233	577,122
Purchase of available-for-sale securities	(500,000)	—
Proceeds from calls and maturities of available-for-sale securities	—	910,000
Net change in loans	(10,271,250)	2,593,964
Purchase of premises and equipment	(95,741)	(18,639)
Net cash (used in) provided by investing activities	(9,703,758)	4,552,447

Financing Activities
Net (decrease) increase in deposit accounts	(4,408,691)	1,921,859
Net change in advances by borrowers for taxes and insurance	252,482	280,801
Net cash (used in) provided by financing activities	(4,156,209)	2,202,660

(Decrease) Increase in Cash and Cash Equivalents	(14,469,090)	7,106,205
Cash and Cash Equivalents, Beginning of Period	50,378,538	43,540,304
Cash and Cash Equivalents, End of Period	$35,909,448	$50,646,509

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest on deposits and borrowings	$865,471	$569,921
Income taxes	—	—
Supplemental Disclosure of Noncash Investing Activities
Transfers from loans to real estate acquired through foreclosure	$—	$4,500

See Notes to Condensed Consolidated Financial Statements

Security Midwest Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1: Nature of Operations and Summary of Significant Accounting Policies

Organization and Nature of Operations

Security Midwest Bancorp, Inc. (“Security Midwest Bancorp” or the “Company”) is a Maryland corporation incorporated on September 11, 2024 to serve as the bank holding company for Security Bank, s.b. (the “Bank”) in connection with the Bank’s conversion from the mutual form of organization to the stock form of organization (the “Conversion”). The Conversion was completed on July 31, 2025. In connection with the Conversion, Security Midwest Bancorp acquired 100% ownership of Security Bank and the Company sold 889,781 shares of its common stock at $10.00 per share, for gross offering proceeds of $8,897,810. The cost of the conversion and issuance of common stock was approximately $1.55 million, which was deducted from the gross offering proceeds. The Company’s employee stock ownership plan purchased 62,285 shares of the common stock sold by the Company, which was equal to 7% of the shares of common stock issued by the Company. The ESOP purchased the shares using a loan from the Company. The Company contributed $6.2 million of the net proceeds from the offering to the Bank, loaned $622,850 of the net proceeds to the ESOP and retained approximately $479,000 of the net proceeds.

The Bank is a state-chartered bank engaged primarily in the business of making residential mortgage and commercial loans and accepting deposits. Its operations are conducted through its three offices located in Springfield, Illinois. The Bank faces competition from other financial institutions and is subject to the regulation of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

The Bank has two wholly owned subsidiaries: SB Financial Services, Inc. and 510 Monroe Holdings, LLC. SB Financial Services, Inc. sells insurance, on an agency basis, and related products, and also has a brokerage business. 510 Monroe Holdings, LLC was formed for the purpose of holding real estate acquired through foreclosure or other proceedings.

The condensed consolidated financial statements included herein as of March 31, 2026, and for the interim three months ended March 31, 2026 and 2025 are unaudited. The unaudited condensed interim financial statements and the notes thereto have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and in the opinion of management, contains all normal recurring adjustments necessary to present fairly the condensed consolidated financial position, results of operations, changes in equity and cash flows as of and for the periods presented. Such adjustments are the only adjustments contained in the condensed consolidated financial statements.

The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K as of and for the year ended December 31, 2025, as filed by Security Midwest Bancorp, Inc. with the Securities and Exchange Commission on April 7, 2026.

Principles of Consolidation

The consolidated financial statements as of and for the three months ended March 31, 2026, include the accounts of the Company and the Bank, its wholly-owned subsidiary. All intercompany transactions and balances have been eliminated in consolidation. The financial statements for the three months ended March 31, 2025, represent the Bank only, as the conversion to stock form, including the formation of Security Midwest Bancorp, Inc. was completed on July 31, 2025. References herein to the “Company” for periods prior to the completion of the stock conversion should be deemed to refer to the “Bank.”

Security Midwest Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Held-to-maturity securities consisted of certificates of deposit that management had the intent and ability to hold to maturity. Held-to-maturity securities were carried at amortized cost. The Company had no securities held-to-maturity or held for trading purposes as of March 31, 2026 and December 31, 2025.

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

The Company recognized no credit-related impairments on debt securities during the three months ended March 31, 2026 and 2025.

Loans Held for Sale

Loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value, as determined by aggregate outstanding commitments from investors or current investor yield requirements. Net unrealized losses are recognized through a valuation allowance by charges to income. Loans held for sale are carried at cost at March 31, 2026. The Company had no loans held for sale at December 31, 2025.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding principal balances adjusted for unearned income, charge-offs net of recoveries, the allowance for credit losses and any unamortized deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans.

Security Midwest Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

Loans at these delinquency thresholds for which the Company can clearly document that the loan is both well-secured and in the process of collection, such that collection will occur regardless of delinquency status, need not be charged off.

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

Security Midwest Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

If the present value of the cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income (loss), net of tax. The Company elected to use zero loss estimates for securities issued by U.S. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major agencies and have a long history of no credit losses. Management concluded that no allowance for credit losses was required on available-for-sale securities at March 31, 2026 and December 31, 2025.

Accrued interest receivable on available-for-sale securities totaled approximately $191,000 and $210,000 at March 31, 2026 and December 31, 2025, respectively, and is included within accrued interest receivable on the balance sheet. This amount is excluded from the estimate of expected credit losses.

Loans

The allowance for credit losses (ACL) is a valuation allowance that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. Management’s determination of the adequacy of the ACL is based on the assessment of the expected credit losses on loans over the expected life of the loan. The ACL is increased by provision expense and decreased by charge-offs, net of recoveries of amounts previously charged off and expected to be charged off. The Company made the policy election to exclude accrued interest receivable on loans from the estimate of credit losses. Accrued interest receivable on loans totaled approximately $556,000 and $503,000 at March 31, 2026 and December 31, 2025, respectively, and is included within accrued interest receivable on the balance sheet. Management estimates the ACL balance using relevant available information from both internal and external sources, relating to past events, current conditions and reasonable and supportable forecasts. Historical credit loss experience of a defined peer group, by affiliate, paired with economic forecasts provide the basis for the quantitatively modeled estimates of expected credit losses. The Company adjusts its quantitative model, as necessary, to reflect conditions not already considered by the quantitative model. These adjustments are commonly known as the qualitative factors.

Security Midwest Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

Security Midwest Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Segment Information

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

Subsequent Events

Management has reviewed the Company's operations for potential disclosure or financial statement impacts related to events occurring after March 31, 2026, but prior to the release of the unaudited condensed consolidated financial statements contained in this quarterly report on Form 10-Q were issued.

There were no additional subsequent event disclosures or financial statement impacts related to events occurring after March 31, 2026, that warranted adjustment to or disclosure in these unaudited condensed consolidated financial statements.

Note 2 Securities

The amortized cost and fair values, together with gross unrealized gains and losses of securities, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale Securities:
March 31, 2026
Municipal bonds, taxable	$7,394,591	$—	$(785,630)	$6,608,961
Municipal bonds, non-taxable	1,505,066	—	(84,762)	1,420,304
U.S. Government agencies	1,097,711	—	(120,585)	977,126
Corporate bonds	500,000	—	(6,250)	493,750
Residential mortgage-backed securities	26,248,304	22,079	(2,227,048)	24,043,335
Collateralized mortgage obligations	43,569,954	6,685	(1,611,986)	41,964,653
	$80,315,626	$28,764	$(4,836,261)	$75,508,129

Security Midwest Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale Securities:
December 31, 2025
Municipal bonds, taxable	$7,399,943	$—	$(719,587)	$6,680,356
Municipal bonds, non-taxable	1,512,725	—	(71,981)	1,440,744
U.S. Government agencies	1,120,039	—	(110,988)	1,009,051
Residential mortgage-backed securities	26,839,252	22,560	(1,923,132)	24,938,680
Collateralized mortgage obligations	44,088,148	755	(1,457,830)	42,631,073
	$80,960,107	$23,315	$(4,283,518)	$76,699,904

The amortized cost and fair value of securities at March 31, 2026, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties:

	Amortized	Fair
	Cost	Value
March 31, 2026
Available-for-sale
Within one year	$—	$—
One to five years	7,077,348	6,525,870
Five to ten years	3,420,020	2,974,271
After ten years	—	—
	10,497,368	9,500,141
Mortgage-backed securities	69,818,258	66,007,988
Totals	$80,315,626	$75,508,129

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was approximately $46.5 million and $47.5 million at March 31, 2026 and December 31, 2025, respectively.

The Company had no sales of investment securities during the three months ended March 31, 2026 and 2025.

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

Security Midwest Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table shows the number of securities and aggregate depreciation from the Company’s amortized cost basis at March 31, 2026 and December 31, 2025.

	March 31, 2026		December 31, 2025
	Number of	Aggregate	Number of	Aggregate
Description of Securities	securities	depreciation	securities	depreciation
Available-for-sale Securities:
Municipal bonds, taxable	14	(10.6)%	14	(9.7)%
Municipal bonds, non-taxable	4	(5.6)%	4	(4.8)%
U.S. Government agencies	4	(11.0)%	4	(9.9)%
Corporate bonds	1	(1.3)%	—	—%
Residential mortgage-backed securities	64	(9.6)%	64	(8.1)%
Collateralized mortgage obligations	23	(4.6)%	26	(3.5)%
Total	110	(7.0)%	112	(5.7)%

Should of any of these securities experience credit related impairment, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the credit-related impairment is identified.

The following tables show the Company’s investments’ gross unrealized losses and fair value of the Company’s investments with unrealized losses, aggregated by investment class and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2026 and December 31, 2025:

	March 31, 2026
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale Securities:
Municipal bonds, taxable	$—	$—	$6,608,961	$(785,630)	$6,608,961	$(785,630)
Municipal bonds, non-taxable	—	—	1,420,304	(84,762)	1,420,304	(84,762)
U.S. Government agencies	—	—	977,126	(120,585)	977,126	(120,585)
Corporate bonds	493,750	(6,250)	—	—	493,750	(6,250)
Residential mortgage-backed securities	10,413,283	(380,322)	10,446,596	(1,846,726)	20,859,879	(2,227,048)
Collateralized mortgage obligations	21,428,094	(297,679)	12,145,337	(1,314,307)	33,573,431	(1,611,986)
	$32,335,127	$(684,251)	$31,598,324	$(4,152,010)	$63,933,451	$(4,836,261)

	December 31, 2025
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale Securities:
Municipal bonds, taxable	$—	$—	$6,680,356	$(719,587)	$6,680,356	$(719,587)
Municipal bonds, non-taxable	—	—	1,440,744	(71,981)	1,440,744	(71,981)
U.S. Government agencies	—	—	1,009,051	(110,988)	1,009,051	(110,988)
Residential mortgage-backed securities	10,795,977	(188,068)	10,971,115	(1,735,064)	21,767,092	(1,923,132)
Collateralized mortgage obligations	27,675,202	(185,699)	12,477,160	(1,272,131)	40,152,362	(1,457,830)
	$38,471,179	$(373,767)	$32,578,426	$(3,909,751)	$71,049,605	$(4,283,518)

Security Midwest Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

U.S. Government Agencies, Corporate Bonds and Municipal Bonds

Unrealized losses on these securities have not been recognized into income because the issuers' bonds are of high credit quality, values have only been impacted by changes in interest rates since the securities were purchased, and the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost basis. The fair value is expected to recover as the bonds approach the maturity date.

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

Note 3: Loans and Allowance for Credit Losses

Categories of loans include:

	March 31,	December 31,
	2026	2025
Real Estate Loans:
1-4 Family, including construction	$37,501,776	$35,146,513
Multifamily	4,977,266	4,023,910
Commercial	60,390,627	54,409,430
Construction and development	5,798,697	4,063,650
Farmland	5,058,101	4,386,528
Other Loans:
Consumer	4,085,114	4,470,587
Commercial and industrial	11,572,556	12,554,862
Total loans	129,384,137	119,055,480
Allowance for credit losses	(1,121,001)	(1,034,193)
Deferred loan fees, net	(286,146)	(244,030)
Unearned dealer interest	36,864	39,260
Net loans	$128,013,854	$117,816,517

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of these loans were approximately $68,062,000 and $68,446,000 at March 31, 2026 and December 31, 2025, respectively.

The Company provides residential, commercial and consumer loans primarily to residents and businesses located in central Illinois. Such loans originated in other geographical areas amounted to approximately $27,827,000 and $23,770,000, or approximately 21.5% and 20.0% of the gross loan balances at March 31, 2026 and December 31, 2025, respectively. A substantial portion of the Company’s borrowers ability to honor their contracts is dependent on economic conditions and the specific economy in the respective geographic areas.

Security Midwest Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Risk characteristics of each loan portfolio segment are described as follows:

Residential Real Estate

These loans include first liens and junior liens on 1-4 family residential real estate (both owner and non-owner occupied). One-to-four family residential loans generally carry less risk than other loan types as they tend to be smaller balance loans, without concentrations, to a single borrower or group of borrowers. Repayment depends on the individual borrower’s capacity. The main risks for these loans are changes in the value of the collateral and stability of the local economic environment and its impact on the borrowers’ employment. Management specifically considers unemployment and changes in real estate values in the Company’s market area.

Multifamily Real Estate

These loans include loans on residential real estate secured by property with five or more units. Multifamily real estate loans generally involve a greater degree of credit risk than 1-4 family residential real estate loans due to the reliance on the successful operation of the project. The main risks are changes in the value of the collateral, ability of borrowers to collect rents, vacancy and changes in the tenants’ employment status. Management specifically considers unemployment and changes in real estate values in the Company’s market area.

Commercial Real Estate

These loans consist of non-farm and non-residential real estate. Although terms vary, commercial real estate loans generally have amortization periods of 15 to 25 years, as well as balloon payments of two to five years, and terms which provide that the interest rates thereon may be adjusted annually at the Company’s discretion, based on a designated index and the credit risk of the borrower. Commercial real estate loans generally have greater credit risks compared to 1-4 family residential real estate loans, as they usually involve larger loan balances secured by non-homogeneous or specific-use properties. Repayment of these loans typically relies on the successful operation of a business or the generation of lease income by the property and is therefore more sensitive to adverse conditions in the economy and real estate market.

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

Security Midwest Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

The following tables present the activity in and balances of the allowance for credit losses by portfolio segment as of and for the three months ended March 31, 2026 and 2025 and as of and for the year ended December 31, 2025:

		Provision for
Three Months Ended	January 1,	(recovery of)			March 31,
March 31, 2026	2026	credit losses	Charge-offs	Recoveries	2026
Real Estate Loans:
1-4 Family, including construction	$312,091	$8,081	$—	$—	$320,172
Multifamily	7,613	(216)	—	—	7,397
Commercial	363,132	53,621	(16)	2,126	418,863
Construction and development	88,647	45,944	—	—	134,591
Farmland	5,936	631	—	—	6,567
Other Loans:
Consumer	88,032	(12,281)	(202)	300	75,849
Commercial and industrial	168,742	(11,180)	—	—	157,562
Total allowance for credit losses on loans	1,034,193	84,600	(218)	2,426	1,121,001
Allowance for credit losses on unfunded comitments	59,287	(11,800)	—	—	47,487
Total allowance for credit losses	$1,093,480	$72,800	$(218)	$2,426	$1,168,488

		Provision for
Three Months Ended	January 1,	(recovery of)			March 31,
March 31, 2025	2025	credit losses	Charge-offs	Recoveries	2025
Real Estate Loans:
1-4 Family, including construction	$471,164	$(4,463)	$(12,805)	$—	$453,896
Multifamily	10,150	(1,540)	—	—	8,610
Commercial	452,406	(15,818)	(3,354)	—	433,234
Construction and development	24,529	13,134	—	—	37,663
Farmland	6,838	(1,202)	—	—	5,636
Other Loans:
Consumer	90,013	17,609	(28,435)	—	79,187
Commercial and industrial	107,111	(8,720)	—	9,243	107,634
Total allowance for credit losses on loans	1,162,211	(1,000)	(44,594)	9,243	1,125,860
Allowance for credit losses on unfunded comitments	22,950	1,000	—	—	23,950
Total allowance for credit losses	$1,185,161	$—	$(44,594)	$9,243	$1,149,810

Security Midwest Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

		Provision for
	January 1,	(recovery of)			December 31,
December 31, 2025	2025	credit losses	Charge-offs	Recoveries	2025
Real Estate Loans:
1-4 Family, including construction	$471,164	$(43,872)	$(115,201)	$—	$312,091
Multifamily	10,150	(2,537)	—	—	7,613
Commercial	452,406	(74,319)	(43,612)	28,657	363,132
Construction and development	24,529	64,118	—	—	88,647
Farmland	6,838	(902)	—	—	5,936
Other Loans:
Consumer	90,013	26,809	(30,072)	1,282	88,032
Commercial and industrial	107,111	35,755	(7,074)	32,950	168,742
Total allowance for credit losses on loans	1,162,211	5,052	(195,959)	62,889	1,034,193
Allowance for credit losses on unfunded comitments	22,950	36,337	—	—	59,287
Total allowance for credit losses	$1,185,161	$41,389	$(195,959)	$62,889	$1,093,480

Information regarding the credit quality indicators most closely monitored, for other than residential real estate loans, by class as of March 31, 2026 and December 31, 2025, is as follows:

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

Security Midwest Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

Security Midwest Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Information regarding the credit quality indicators most closely monitored for other than residential real estate and consumer loans by class as of March 31, 2026 and December 31, 2025, is as follows:

	Amortized Cost Basis by Origination Year
	2026	2025	2024	2023	2022	Prior	Total
March 31, 2026
Real Estate Loans:
Multifamily:
Risk Rating
Satisfactory	$1,150,000	$—	$—	$—	$1,106,450	$2,720,816	$4,977,266
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Total Multifamily Loans	$1,150,000	$—	$—	$—	$1,106,450	$2,720,816	$4,977,266
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—
Commercial
Risk Rating
Satisfactory	$9,015,515	$4,681,024	$15,881,451	$14,466,901	$4,543,337	$7,392,262	$55,980,490
Special Mention	—	310,716	—	187,032	1,055,968	432,660	1,986,376
Substandard	—	—	—	—	—	2,423,761	2,423,761
Doubtful	—	—	—	—	—	—	—
Total Commercial Loans	$9,015,515	$4,991,740	$15,881,451	$14,653,933	$5,599,305	$10,248,683	$60,390,627
Current period gross charge-offs	$—	$—	$—	$—	$—	$16	$16
Construction and development
Risk Rating
Satisfactory	$—	$4,281,938	$221,135	$1,275,449	$—	$—	$5,778,522
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	20,175	20,175
Doubtful	—	—	—	—	—	—	—
Total Construction and Development Loans	$—	$4,281,938	$221,135	$1,275,449	$—	$20,175	$5,798,697
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—
Farmland
Risk Rating
Satisfactory	$596,184	$1,513,435	$123,255	$606,000	$—	$1,978,668	$4,817,542
Special Mention	—	—	—	22,677	—	217,882	240,559
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Total Farmland Loans	$596,184	$1,513,435	$123,255	$628,677	$—	$2,196,550	$5,058,101
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—
Other Loans:
Commercial and industrial
Risk Rating
Satisfactory	$292,545	$4,337,495	$1,718,757	$243,650	$3,381,127	$983,489	$10,957,063
Special Mention	—	—	—	123,829	10,372	458,032	592,233
Substandard	—	—	—	—	—	23,260	23,260
Doubtful	—	—	—	—	—	—	—
Total Commercial and Industrial Loans	$292,545	$4,337,495	$1,718,757	$367,479	$3,391,499	$1,464,781	$11,572,556
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Security Midwest Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Total
December 31, 2025
Real Estate Loans:
Multifamily:
Risk Rating
Satisfactory	$—	$—	$—	$1,120,234	$2,596,198	$307,478	$4,023,910
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Total Multifamily Loans	$—	$—	$—	$1,120,234	$2,596,198	$307,478	$4,023,910
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—
Commercial
Risk Rating
Satisfactory	$4,706,140	$16,008,333	$16,322,270	$4,595,265	$1,592,970	$5,964,808	$49,189,786
Special Mention	316,380	—	188,616	1,058,949	494,611	—	2,058,556
Substandard	—	93,952	—	—	—	3,067,136	3,161,088
Doubtful	—	—	—	—	—	—	—
Total Commercial Loans	$5,022,520	$16,102,285	$16,510,886	$5,654,214	$2,087,581	$9,031,944	$54,409,430
Current period gross charge-offs	$—	$—	$—	$—	$—	$43,612	$43,612
Construction and development
Risk Rating
Satisfactory	$2,528,781	$221,443	$1,284,769	$—	$—	$-	$4,034,993
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	28,657	28,657
Doubtful	—	—	—	—	—	—	—
Total Construction and Development Loans	$2,528,781	$221,443	$1,284,769	$—	$—	$28,657	$4,063,650
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—
Farmland
Risk Rating
Satisfactory	$1,513,435	$124,097	$480,000	$—	$852,934	$1,174,313	$4,144,779
Special Mention	—	—	23,867	—	—	217,882	241,749
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Total Farmland Loans	$1,513,435	$124,097	$503,867	$—	$852,934	$1,392,195	$4,386,528
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—
Other Loans:
Commercial and industrial
Risk Rating
Satisfactory	$4,375,584	$2,844,047	$264,762	$3,447,290	$134,340	$849,078	$11,915,101
Special Mention	—	—	124,987	11,922	2,683	460,556	600,148
Substandard	—	—	—	—	36,702	2,911	39,613
Doubtful	—	—	—	—	—	—	—
Total Commercial and Industrial Loans	$4,375,584	$2,844,047	$389,749	$3,459,212	$173,725	$1,312,545	$12,554,862
Current period gross charge-offs	$—	$—	$—	$—	$—	$7,074	$7,074

The Company monitors the credit risk profile by payment activity for residential and consumer loan classes. Loans past due 90 days or more and loans on nonaccrual status are considered nonperforming. Nonperforming loans are reviewed monthly.

Security Midwest Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table presents the amortized cost in residential and consumer loans based on payment activity:

	Amortized Cost Basis by Origination Year
	2026	2025	2024	2023	2022	Prior	Total
March 31, 2026
Real Estate Loans:
1-4 Family, including construction
Risk Rating
Performing	$3,739,648	$7,928,885	$2,527,884	$3,588,251	$3,305,184	$15,976,644	$37,066,496
Nonperforming	—	35,572	108,052	—	64,369	227,287	435,280
Total 1-4 Family Loans	$3,739,648	$7,964,457	$2,635,936	$3,588,251	$3,369,553	$16,203,931	$37,501,776
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—
Other Loans:
Consumer
Risk Rating
Performing	$48,080	$563,831	$421,409	$973,948	$234,063	$1,807,149	$4,048,480
Nonperforming	—	—	—	—	—	36,634	36,634
Total Consumer Loans	$48,080	$563,831	$421,409	$973,948	$234,063	$1,843,783	$4,085,114
Current period gross charge-offs	$—	$—	$—	$202	$—	$—	$202

	Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Total
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

Security Midwest Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following tables present the Company’s loan portfolio aging analysis of the recorded investment in loans as of March 31, 2026 and December 31, 2025:

	March 31, 2026
			90 Days or				Total Loans >
	30-59 Days	60-89 Days	Greater	Total		Total Loans	90 Days &
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	Accruing
Real Estate Loans
1-4 Family, including construction	$25,758	$—	$67,192	$92,950	$37,408,826	$37,501,776	$—
Multifamily	—	—	—	—	4,977,266	4,977,266	—
Commercial	—	—	—	—	60,390,627	60,390,627	—
Construction and development	—	—	—	—	5,798,697	5,798,697	—
Farmland	—	—	—	—	5,058,101	5,058,101	—
Other Loans:
Consumer	67,410	—	—	67,410	4,017,704	4,085,114	—
Commercial and industrial	—	—	—	—	11,572,556	11,572,556	—
Total	$93,168	$—	$67,192	$160,360	$129,223,777	$129,384,137	$—

	December 31, 2025
			90 Days or				Total Loans >
	30-59 Days	60-89 Days	Greater	Total		Total Loans	90 Days &
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	Accruing
Real Estate Loans
1-4 Family, including construction	$247,255	$26,352	$67,432	$341,039	$34,805,474	$35,146,513	$—
Multifamily	—	—	—	—	4,023,910	4,023,910	—
Commercial	—	—	—	—	54,409,430	54,409,430	—
Construction and development	—	—	—	—	4,063,650	4,063,650	—
Farmland	—	—	—	—	4,386,528	4,386,528	—
Other Loans:
Consumer	31,441	—	—	31,441	4,439,146	4,470,587	—
Commercial and industrial	—	—	—	—	12,554,862	12,554,862	—
Total	$278,696	$26,352	$67,432	$372,480	$118,683,000	$119,055,480	$—

The following tables present collateral-dependent loans by classes of loan type:

	March 31, 2026
	Type of Collateral
		Business		Allowance
	Real	Assets and		for Credit
	Estate	Other	Total	Losses
Real Estate Loans
1-4 Family, including construction	$435,280	$—	$435,280	$—
Multifamily	—	—	—	—
Commercial	2,423,761	—	2,423,761	—
Construction and development	20,175	—	20,175	—
Farmland	—	—	—	—
Other Loans:
Consumer	—	36,635	36,635	13,234
Commercial and industrial	—	23,260	23,260	25,766
Total	$2,879,216	$59,895	$2,939,111	$39,000

Security Midwest Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	December 31, 2025
	Type of Collateral
		Business		Allowance
	Real	Assets and		for Credit
	Estate	Other	Total	Losses
Real Estate Loans
1-4 Family, including construction	$451,729	$—	$451,729	$—
Multifamily	—	—	—	—
Commercial	3,161,088	—	3,161,088	—
Construction and development	28,657	—	28,657	—
Farmland	—	—	—	—
Other Loans:
Consumer	—	36,967	36,967	13,234
Commercial and industrial	—	39,613	39,613	25,766
Total	$3,641,474	$76,580	$3,718,054	$39,000

Non-performing loans as of March 31, 2026 and December 31, 2025, are as follows:

March 31, 2026
	Nonaccrual	Nonaccrual	Total	Loans 90 Day or	Total Non-	Interest
	Loans	Loans	Nonaccrual	Greater Delinquent	Performing	Income
	Without ACL	With ACL	Loans	and Accruing	Loans	Recognized
Real Estate Loans
1-4 Family, including construction	$184,961	$—	$184,961	$—	$184,961	3,039
Multifamily	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Construction and development	—	—	—	—	—	—
Farmland	—	—	—	—	—	—
Other Loans:
Consumer	—	36,634	36,634	—	36,634	687
Commercial and industrial	—	—	—	—	—	—
Total nonaccrual	$184,961	$36,634	$221,595	$—	$221,595	$3,726

December 31, 2025
	Nonaccrual	Nonaccrual	Total	Loans 90 Day or	Total Non-	Interest
	Loans	Loans	Nonaccrual	Greater Delinquent	Performing	Income
	Without ACL	With ACL	Loans	and Accruing	Loans	Recognized
Real Estate Loans
1-4 Family, including construction	$280,027	$—	$280,027	$—	$280,027	$13,896
Multifamily	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Construction and development	—	—	—	—	—	—
Farmland	—	—	—	—	—	—
Other Loans:
Consumer	—	36,967	36,967	—	36,967	3,935
Commercial and industrial	—	—	—	—	—	—
Total nonaccrual	$280,027	$36,967	$316,994	$—	$316,994	$17,831

Security Midwest Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

There were no material loans modified for borrowers experiencing financial difficulty during the three months ended March 31, 2026 and the year ended December 31, 2025.

Note 4: Borrowings

The Company had outstanding borrowings as of March 31, 2026 and December 31, 2025, comprised solely of advances from the Federal Home Loan Bank (FHLB) totaling $35,000,000, bearing interest at a rate of 3.80% and weighted-average rate of 4.02%, respectively. The advances outstanding at December 31, 2025 were scheduled to mature in February 2026 and were renewed with a new maturity date in May 2026.

Outstanding advances at March 31, 2026 were secured by a pledge of all shares of FHLB stock owned, and investment securities with a fair value of approximately $35,000,000. Based on a collateral pledge of qualifying mortgage loans of $24,154,000 and investment securities with a pledged remaining fair value of approximately $10,571,000, the Company was eligible to borrow up to an additional approximate amount of $32,869,000 as of March 31, 2026. Outstanding advances at December 31, 2025 were secured by a pledge of all shares of FHLB stock owned, and investment securities with a fair value of approximately $35,000,000. Based on a collateral pledge of qualifying mortgage loans of $22,101,000 and investment securities with a pledged remaining fair value of approximately $11,561,000, the Company was eligible to borrow up to an additional approximate amount of $31,597,000 as of December 31, 2025.

The Company has an unsecured federal funds purchase line of credit through the Bankers’ Bank with a maturity date of June 30, 2026. The maximum amount of the established unsecured line is $3,000,000 at March 31, 2026 and December 31, 2025. The line is subject to annual reviews and terms may be altered in the event of significant change in the financial condition of the Company. Interest rates are variable. There were no funds advanced on this line as of March 31, 2026 and December 31, 2025.

Note 5: Regulatory Matters

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

Quantitative measures established by regulatory reporting standards to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined) to risk-weighted assets (as defined), common equity Tier I capital (as defined) to total risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of March 31, 2026, that the Bank met all capital adequacy requirements to which it is subject.

As of March 31, 2026, the most recent notification from the regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based capital, Tier I risk-based capital, common equity Tier I risk-based capital and Tier I leverage ratios as set forth in the table.

There are no conditions or events since that notification that management believes have changed the Bank’s category.

Security Midwest Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The Bank’s actual and required capital amounts and ratios are as follows:

			Minimum Capital		Minimum to be Well
	Actual		Requirement		Capitalized
March 31, 2026	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Common equity Tier 1 capital to risk-weighted assets	$24,427	18.87%	$5,824	4.50%	$8,412	6.50%

Tier 1 capital to risk-weighted assets	24,427	18.87%	7,765	6.00%	10,353	8.00%

Total capital to risk-weighted assets	25,595	19.78%	10,353	8.00%	12,942	10.00%

Tier 1 leverage to adjusted average assets	24,427	9.76%	10,011	4.00%	12,514	5.00%

			Minimum Capital		Minimum to be Well
	Actual		Requirement		Capitalized
December 31, 2025	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Common equity Tier 1 capital to risk-weighted assets	$23,914	19.91%	$5,405	4.50%	$7,808	6.50%

Tier 1 capital to risk-weighted assets	23,914	19.91%	7,207	6.00%	9,609	8.00%

Total capital to risk-weighted assets	24,888	20.72%	9,609	8.00%	12,012	10.00%

Tier 1 leverage to adjusted average assets	23,914	10.63%	8,996	4.00%	11,246	5.00%

Note 6: Derivative Instruments

The Company uses derivative financial instruments to help manage exposure to interest rate risk and the effects that changes in interest rates may have on net income and the fair value of assets and liabilities. The Company enters into interest rate swap agreements as part of its asset/liability management strategy to help manage its interest rate risk position.

The Company entered into a pay-fixed/receive-variable interest rate swap transaction, with a combined notional value of $40.0 million, designated as a cash flow hedge, during the last quarter of 2025. This derivative relationship hedges the risk of variability in cash flows attributable to forecasted payments on future variable rate borrowings. The pay-fixed swap agreement term is set to expire in 2028. The pay-fixed swap agreement will pay a coupon rate of 3.38% while receiving the Federal Reserve Bank’s Secured Overnight Financing Rate (“SOFR”) rate of 3.68% as of March 31, 2026 and 3.29% as of December 31, 2025.

The Company recorded an unrealized gain of approximately $154,000, or $110,000 net of tax, on the interest rate swap transaction, within comprehensive income for the three months ended March 31, 2026. The Company recorded an unrealized loss of approximately $102,000, or $73,000 net of tax, on the interest rate swap transaction, within comprehensive income for the year ended December 31, 2025. The Company recognized an interest expense credit effect of approximately $29,000 for the three months ended March 31, 2026. Management anticipates a transfer from accumulated other comprehensive income to interest expense of approximately $27,000 for 2026.

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

Recurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2026 and December 31, 2025.

	Fair	Fair Value Measurements Using
	Value	Level 1	Level 2	Level 3
March 31, 2026
Assets
Available for sale securities
Municipal bonds, taxable	$6,608,961	$—	$6,608,961	$—
Municipal bonds, non-taxable	1,420,304	—	1,420,304	—
U.S. Government agencies	977,126	977,126	—	—
Corporate bonds	493,750	—	493,750	—
Residential mortgage-backed securities	24,043,335	—	24,043,335	—
Collateralized mortgage obligations	41,964,653	—	41,964,653	—
Derivative Instruments
Interest rate swap	154,434	—	154,434	—

	Fair	Fair Value Measurements Using
	Value	Level 1	Level 2	Level 3
December 31, 2025
Assets
Available for sale securities
Municipal bonds, taxable	$6,680,356	$—	$6,680,356	$—
Municipal bonds, non-taxable	1,440,744	—	1,440,744	—
U.S. Government agencies	1,009,051	—	1,009,051	—
Residential mortgage-backed securities	24,938,680	—	24,938,680	—
Collateralized mortgage obligations	42,631,073	—	42,631,073	—

Liabilities
Derivative Instruments
Interest rate swap	102,029	—	102,029	—

Security Midwest Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Following is a description of the valuation methodologies used for assets and liabilities measured at fair value on a recurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the three months ended March 31, 2026 and the year ended December 31, 2025.

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

Nonrecurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2026 and December 31, 2025:

	Fair	Fair Value Measurements Using
	Value	Level 1	Level 2	Level 3
March 31, 2026
Collateral dependent loans	$23,401	$—	$—	$23,401
December 31, 2025
Collateral dependent loans	$23,733	$—	$—	$23,733

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

The following table provides quantitative information about unobservable inputs used in nonrecurring Level 3 fair value measurements at March 31, 2026 and December 31, 2025:

				Range
	Fair	Valuation	Unbservable	(Weighted-
	Value	Technique	Inputs	Average)
March 31, 2026			Marketability
Collateral dependent loans	$23,401	Appraisal	discount	10%
December 31, 2025			Marketability
Collateral dependent loans	$23,733	Appraisal	discount	10%

Security Midwest Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The estimated fair values of the Company’s financial instruments not carried at fair value on the consolidated balance sheets are as follows:

	Carrying	Fair	Fair Value Measurements Using
	Value	Value	Level 1	Level 2	Level 3
March 31, 2026
Financial assets:
Cash and cash equivalents	$35,909,448	$35,909,448	$35,909,448	$—	$—
Loans held for sale	160,000	162,362	—	—	162,362
Loans, net	128,013,854	126,769,000	—	—	126,769,000
FHLB stock	1,575,000	1,575,000	—	1,575,000	—
Mortgage servicing rights, net	324,044	582,000	—	—	582,000
Bank owned life insurance	2,326,500	2,326,500	—	2,326,500	—
Accrued interest receivable	793,171	793,171	793,171	—	—

Financial liabilities:
Deposits	192,096,792	192,075,434	148,135,554	43,939,880	—
Advances from the FHLB	35,000,000	35,011,000	—	35,011,000	—
Advances by borrowers for
taxes and insurance	652,184	652,184	—	652,184	—
Accrued interest payable	154,527	154,527	154,527	—	—

	Carrying	Fair	Fair Value Measurements Using
	Value	Value	Level 1	Level 2	Level 3
December 31, 2025
Financial assets:
Cash and cash equivalents	$50,378,538	$50,378,538	$50,378,538	$—	$—
Loans, net	117,816,517	108,908,000	—	—	108,908,000
FHLB stock	1,575,000	1,575,000	—	1,575,000	—
Mortgage servicing rights, net	326,764	582,000	—	—	582,000
Bank owned life insurance	2,308,325	2,308,325	—	2,308,325	—
Accrued interest receivable	751,961	751,961	751,961	—	—

Financial liabilities:
Deposits	196,505,483	196,538,974	152,221,974	44,317,000	—
Advances from the FHLB	35,000,000	35,008,000	—	35,008,000	—
Advances by borrowers for
taxes and insurance	399,702	399,702	—	399,702	—
Accrued interest payable	153,018	153,018	153,018	—	—

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

Note 8: Stock Conversion and Change in Corporate Form

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

The Bank has established a liquidation account in the amount of retained earnings contained in the final prospectus. The liquidation account will be maintained for the benefit of eligible account holders who maintain deposit accounts in the Bank after conversion.

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

Note 9: Employee Stock Option Plan (ESOP)

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

The ESOP activity for the three months ended March 31, 2026 is as follows:

March 31,
2026
Shares committed to be released to participants	3,893
Shares allocated to participants	—
Unreleased shares	58,392
ESOP Shares at end of plan year	62,285
Fair value of unreleased shares	$878,800

The fair value of unallocated ESOP shares totaled $879,000 and $858,000 at March 31, 2026 and December 31, 2025, respectively.

In connection with the Company’s Conversion, the ESOP borrowed $622,850 from the Company for the purpose of purchasing shares of the Company’s stock. A total of 62,285 shares were purchased with the loan proceeds. Company stock purchased by the ESOP is shown as a reduction of shareholders’ equity. The ESOP loan is expected to be repaid over a period of 20 years.

Payments on the ESOP loan are scheduled to be made annually on December 31st of each year. Compensation expense is recognized over the service period based on the average fair value of the shares and totaled approximately $12,000 for the three months ended March 31, 2026. There was no ESOP compensation expense for the three months ended March 31, 2025.

Security Midwest Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 10: Earnings Per Share

Basic earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Unallocated common shares held by the ESOP are shown as a reduction in shareholders’ equity and are excluded from weighted-average common shares outstanding for both basic and diluted earnings per share calculations until they are committed to be released.

The Company had no dilutive or potentially dilutive securities during the three months ended March 31, 2026.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31,
	2026	2025

Net income	$418,143	$401,545

Weighted-average common shares outstanding, gross	889,781	—

Less weighted average unallocated ESOP shares	(58,781)	—

Weighted-average common shares outstanding	831,000	—

Earnings per shares- basic and diluted	$0.50	n/a

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion and analysis reflects our financial information and other relevant statistical data, and is intended to enhance your understanding of our financial condition and results of operations. The information in this section has been derived from the accompanying unaudited financial statements and the audited consolidated financial statements included in our Annual Report on Form 10-K.

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

Comparison of Financial Condition at March 31, 2026 and December 31, 2025

Total assets. Total assets were $251.3 million at March 31, 2026, a decrease of $5.2 million, or 2.0%, from December 31, 2025. The decrease was primarily comprised of a decrease in cash and cash equivalents of $14.5 million and a decrease in available for sale securities of $1.2 million, which were partially offset by an increase in loans and loans held for sale of $10.4 million.

Cash and cash equivalents. Cash and cash equivalents decreased by $14.5 million, or 28.7%, to $35.9 million at March 31, 2026 from December 31, 2025. The decrease was attributable primarily to the growth in loans and loans held for sale of $10.4 million and a decrease in deposits of $4.4 million.

Investment securities. Investment securities available-for-sale decreased $1.2 million, or 1.6%, to $75.5 million at March 31, 2026 from $76.7 million at December 31, 2025. The decrease was due primarily to repayments of available-for-sale securities of $1.2 million, partially offset by purchases of $500,000, and the effects of a $547,000 increase in the gross unrealized loss on securities available-for-sale during the three months ended March 31, 2026, to a total unrealized loss of $4.8 million at March 31, 2026 compared to $4.3 million at December 31, 2025.

During the fourth quarter of 2025, management implemented a strategy to enhance portfolio yields, whereby $7.6 million of low-yielding securities were sold and $41.4 million of available-for-sale securities were purchased, funded by the sale proceeds and $35.0 million in advances from the Federal Home Loan Bank (FHLB). Management anticipates an increase in net interest income from the overall higher yields obtained along with an improved interest rate risk position following these transactions.

Loans, net. Loans, net increased by $10.2 million, or 8.7%, to $128.0 million at March 31, 2026, compared to $117.8 million at December 31, 2025. During the three months ended March 31, 2026, loan originations totaled $15.7 million, an increase of $9.7 million, or 161.7%, compared to the loan origination volume of $6.0 million for the three months ended March 31, 2025. Such amounts included loans originated for sale totaling $1.2 million for the three months ended March 31, 2026, compared to $1.8 million for the three months ended March 31, 2025. Loans held for sale were $160,000 at March 31, 2026. We did not have any loans held for sale at December 31, 2025.

During the three months ended March 31, 2026, the increase in our loan portfolio was primarily comprised of increases in commercial real estate loans of $6.0 million, or 11.0%, to $60.4 million at March 31, 2026; residential one- to four-family loans of $2.4 million, or 6.7%, to $37.5 million at March 31, 2026; construction and development loans of $1.7 million, or 42.7%, to $5.8 million at March 31, 2026; multifamily loans of $953,000, or 23.7% to $5.0 million at March 31, 2026; farmland loans of $672,000, or 15.3% to $5.1 million at March 31, 2026. These increases were partially offset by decreases in commercial and industrial loans of $982,000, or 7.8%, to $11.6 million at March 31, 2026 and consumer loans of $385,000, or 8.6% to $4.1 million at March 31, 2026.

Our strategy is to grow our loan portfolio, with a focus on owner-occupied one- to four-family residential real estate loans and commercial loans (both commercial real estate and commercial and industrial).

Deposits. Deposits decreased by $4.4 million, or 2.2%, to $192.1 million at March 31, 2026 from $196.5 million at December 31, 2025. The decrease was primarily due to a decrease in demand deposits, both retail and commercial, which decreased $5.5 million, or 4.3%, to $121.1 million at March 31, 2026, compared to December 31, 2025 and a $322,000, or 0.7%, decrease in certificates of deposit, to $44.0 million at March 31, 2026 from $44.3 million at December 31, 2025. These decreases were partially offset by an increase in savings deposits, of $1.4 million, or 5.3%, to $27.1 million at March 31, 2026, compared to December 31, 2025.

At each of March 31, 2026 and December 31, 2025, we had a concentration of deposits from cannabis-related business (CRB) customers, comprised primarily of commercial demand accounts. These deposits totaled $49.5 million and $59.1 million at these respective dates.

During the three months ended March 31, 2026, we continued our strategy of pursuing growth in demand accounts and other lower cost core deposits, in part by enhancing the products and services we offer, expanding our offering of CRB services into other states, and streamlining commercial banking services through enhanced cash management and treasury management services. We intend to continue our efforts to increase our core deposit base, with an emphasis on growth in consumer and business demand deposits.

Borrowings. Advances from the FHLB totaled $35.0 million at both March 31, 2026 and December 31, 2025.

During the fourth quarter of 2025, advances were used to fund purchases of available-for-sale securities. In addition, management entered into an interest rate swap with a notional value of $40.0 million, as a hedge to protect the cost of borrowings from interest rate changes. The pay-fixed-rate swap has a three-year term and is scheduled to mature in November 2028.

Shareholders' Equity. Shareholders' equity increased $223,000, or 1.0%, to $22.8 million at March 31, 2026, compared to $22.6 million at December 31, 2025. The increase was due primarily to net income of $418,000 during the three months ended March 31, 2026, partially offset by a $208,000 increase in accumulated other comprehensive loss.

Comparison of Operating Results for the Three Months ended March 31, 2026 and 2025

General. Net income for the three months ended March 31, 2026 was $418,000, an increase of $17,000, or 4.1%, compared to the three months ended March 31, 2025. The increase in net income was primarily due to a $239,000 increase in net interest income, a $54,000 increase in noninterest income and a $2,000 decrease in income taxes, which were partially offset by a $205,000 increase in noninterest expense and a $73,000 increase in the provision for credit losses.

Interest income. Interest income increased $534,000, or 21.1%, to $3.1 million for the three months ended March 31, 2026 from the three months ended March 31, 2025. This increase was attributable to a $291,000, or 16.2%, increase in interest on loans and a $378,000, or 122.3%, increase in interest on investment securities, which were partially offset by a $135,000, or 31.5%, decrease in interest on interest-bearing deposits and other assets.

The average yield on loans increased by 42 basis points to 6.80% for the three months ended March 31, 2026 from 6.38% for the three months ended March 31, 2025, while the average balance of loans increased by $10.3 million, or 9.1%, to $122.8 million during the three months ended March 31, 2026 over the average balance for the three months ended March 31, 2025. The increase in the average yield was due to higher market interest rates year-to-year. While the Federal Reserve Board (FRB) had acted to decrease the Fed Funds rate in the latter part of 2024 and again in 2025, these rate adjustments did not have a corresponding effect on interest rates in our lending.

The average yield on investment securities increased by 103 basis points to 3.40% for the three months ended March 31, 2026 from 2.37% for the three months ended March 31, 2025, while the average balance of investment securities increased $28.7 million, or 55.1%, to $80.8 million for the three months ended March 31, 2026 from $52.1 million for the three months ended March 31, 2025. During the fourth quarter of 2025, management implemented a strategy to enhance investment security portfolio yields, whereby $7.6 million of low-yielding securities were sold and $41.4 million of available-for-sale securities were purchased, funded by the sale proceeds and $35.0 million in advances from the Federal Home Loan Bank (FHLB). The increase in the average yield and the average outstanding balance was a result of this strategy.

Interest Expense. Total interest expense increased $295,000, or 51.6%, to $867,000 for the three months ended March 31, 2026 compared to $572,000 for the three months ended March 31, 2025. The increase was primarily comprised of a $311,000 increase in interest expense on borrowings, which was partially offset by a $16,000, or 2.8%, decrease in interest expense on deposits. The decrease in interest expense on deposits was primarily due to a decrease of 10 basis points in the average cost of deposits to 1.73% for the three months ended March 31, 2026 from 1.83% for the three months ended March 31, 2025, partially offset by an increase of $3.7 million, or 3.0%, in the average balance of deposits, to $128.6 million for the three months ended March 31, 2026 from $124.9 million for the three months ended March 31, 2025.

The increase in interest expense on borrowings was due primarily to the $35.0 million increase in the average borrowings outstanding, and a 355 basis point increase in the average cost of borrowings, to 3.55% for the three months ended March 31, 2026. The interest expense on borrowings in 2026 was reduced by $29,000 as a result of the interest rate swap. The borrowings were used to purchase investment securities during the fourth quarter of 2025, as previously discussed.

Net Interest Income. Net interest income increased $239,000, or 12.2%, to $2.2 million for the three months ended March 31, 2026 compared to $2.0 million for the three months ended March 31, 2025. The interest rate spread increased to 3.06% for the three months ended March 31, 2026 from 3.00% for the three months ended March 31, 2025. The net interest margin decreased to 3.72% for the three months ended March 31, 2026 from 3.74% for the three months ended March 31, 2025.

Average Balances and Yields. The following table sets forth average balance sheets, average yields and rates, and other information for the periods indicated. No tax-equivalent yield adjustments have been made, as the effects are immaterial. Average balances are calculated using daily average balances. Non-accrual loans are included in average balances only. The average balance of available-for-sale securities does not include unrealized losses during the periods. Average yields include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense. Net deferred loan fees/costs are immaterial.

	For the Three Months Ended March 31,
	2026			2025
	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate
Interest-earning assets:	(Dollars in thousands)
Loans	$122,818	$2,087	6.80%	$112,534	$1,796	6.38%
Investment securities	80,822	687	3.40%	52,102	309	2.37%
Interest-bearing deposits and other	33,263	294	3.54%	45,051	429	3.81%
Total interest-earning assets	236,903	3,068	5.18%	209,687	2,534	4.83%
Non-interest-earning assets	11,321			8,512
Allowance for credit losses	(1,104)			(1,160)
Total assets	$247,120			$217,039

Interest-bearing liabilities:
Interest-bearing demand	$58,012	127	0.88%	$53,679	106	0.79%
Savings accounts	26,485	21	0.32%	26,025	19	0.29%
Certificates of deposit	44,100	408	3.70%	45,185	447	3.96%
Total deposits	128,597	556	1.73%	124,889	572	1.83%
Borrowings	35,000	311	3.55%	3	—	0.00%
Total interest-bearing liabilities	163,597	867	2.12%	124,892	572	1.83%
Non-interest-bearing deposits	57,453			76,373
Non-interest-bearing liabilities	3,203			1,454
Total liabilities	224,253			202,719
Equity	22,867			14,320
Total liabilities and equity	$247,120			$217,039

Net interest income		$2,201			$1,962
Net interest rate spread (1)			3.06%			3.00%
Net interest-earning assets (2)	$73,306			$84,795
Net interest margin (3)			3.72%			3.74%
Average interest-earning assets to interest-bearing liabilities	144.81%			167.89%

(1)
Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)
Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)
Net interest margin represents net interest income annualized divided by average total interest-earning assets.

Rate/Volume Analysis. The following table presents the effects of changing rates and volumes on our net interest income for the periods indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The total column represents the sum of the prior columns. Changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately based on the changes due to rate and the changes due to volume.

	Three Months Ended March 31,
	2026 vs. 2025
			Total
	Increase (decrease) due to		Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$170	$121	$291
Investment securities	211	167	378
Other interest-earning assets	(106)	(29)	(135)
Total interest-earning assets	275	259	534

Interest-bearing liabilities:
Interest-bearing demand	9	12	21
Savings accounts	—	2	2
Certificates of deposit	(11)	(28)	(39)
Total deposits	(2)	(14)	(16)
Borrowings	311	—	311
Total interest-bearing liabilities	309	(14)	295
Change in net interest income	$(34)	$273	$239

Provision for Credit Losses. Based on an analysis of the factors described in “—Critical Accounting Policies—Allowance for Credit Losses,” we recorded a provision for credit losses of $73,000 for the three months ended March 31, 2026, compared to no provision for the three months ended March 31, 2025. The allowance for credit losses on loans was $1.1 million at March 31, 2026 and $1.0 million at December 31, 2025 and represented 0.87% of total loans at March 31, 2026 and 0.87% of total loans at December 31, 2025. Net (recoveries) charge-offs totaled $(2,000) and $35,000 during the three months ended March 31, 2026 and 2025, respectively.

Management’s determination of the allowance for credit losses on loans at March 31, 2026 primarily included consideration of the $10.3 million, or 8.7%, increase in gross loans outstanding during the three months ended March 31, 2026, along with decreases in nonperforming and delinquent loans. Total nonperforming loans were $222,000 at March 31, 2026, compared to $317,000 at December 31, 2025. Total loans past due 30 days or greater were $160,000 and $372,000 at those respective dates. As a percentage of nonperforming loans, the allowance for credit losses on loans was 505.9% at March 31, 2026 compared to 326.3% at December 31, 2025.

The allowance for credit losses on unfunded commitments was $47,000 at March 31, 2026, a decrease of $12,000, or 19.9%, from the $59,000 allowance at December 31, 2025.

Our estimates and assumptions used in the determination of the adequacy of the allowance for credit losses could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions. Any such increase in future provisions that may be required may adversely impact our financial condition and results of operations.

Noninterest Income. Noninterest income information is as follows.

	Three Months Ended March 31,		Change
	2026	2025	Amount	Percent
	(Dollars in thousands)
Service fees on deposit accounts	$250	$243	$7	2.9%
Debit card fees	98	94	4	4.3%
Mortgage loan servicing fees, net	40	33	7	21.2%
Gain on sale of loans	21	36	(15)	-41.7%
Other	100	49	51	104.1%
Total noninterest income	$509	$455	$54	11.9%

The decrease in gain on sale of loans was due to a decrease in sales volume year-to-year. Other noninterest income increased due primarily to an increase in late charges and fees on loans and an increase in fees on cashless ATMs at certain CRB locations.

Noninterest Expense. Noninterest expense information is as follows.

	Three Months Ended March 31,		Change
	2026	2025	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$1,212	$1,119	$93	8.3%
Occupancy and equipment	137	149	(12)	-8.1%
Data processing fees	172	151	21	13.9%
FDIC insurance premiums	26	24	2	8.3%
Advertising	59	43	16	37.2%
Director fees	28	24	4	16.7%
Debit card expense	20	11	9	81.8%
Professional fees	158	104	54	51.9%
Telephone and internet	36	35	1	2.9%
Other	205	188	17	9.0%
Total noninterest expense	$2,053	$1,848	$205	11.1%

The increase in salaries and employee benefits was due primarily to increases in staffing levels, normal annual merit increases and expense of the new employee stock ownership plan (ESOP). The increase in professional fees was due primarily to costs associated with reporting requirements as a public stock company.

Income Taxes. Income taxes decreased by $2,000, or 1.1%, to $166,000 for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The provision for income taxes decreased despite a $15,000, or 2.6% increase in pretax income, due to the nature and timing of certain nontaxable income items and nondeductible expense items. The effective tax rates were 28.4% and 29.4% for the three months ended March 31, 2026 and 2025, respectively.

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

The table below sets forth, as of March 31, 2026, the calculation of the estimated changes in our net interest income that would result from the designated instantaneous changes in the United States Treasury yield curve.

At March 31, 2026
Change in Interest Rates (basis	Net Interest Income	Year 1 Change
points) (1)	Year 1 Forecast	From Level
400	$6,816	-20.76%
300	7,311	-15.01%
200	7,783	-9.52%
100	8,223	-4.41%
Level	8,602	—
(100)	8,845	2.82%
(200)	8,943	3.96%
(300)	9,001	4.64%
(400)	9,143	6.29%

(1)
Assumes an instantaneous uniform change in interest rates at all maturities.

The table above indicates that at March 31, 2026, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would have experienced a 9.52% decrease in net interest income, and in the event of an instantaneous parallel 200 basis point decrease in interest rates, we would have experienced a 3.96% increase in net interest income.

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

The table below sets forth, as of March 31, 2026, the calculation of the estimated changes in our EVE that would result from the designated immediate changes in the United States Treasury yield curve.

At March 31, 2026
Change in				EVE as a Percentage of Present Value of Assets (3)
Interest Rates (basis		Estimated Increase (Decrease) in EVE		EVE	Increase (Decrease)
points) (1)	Estimated EVE (2)	Amount	Percent	Ratio (4)	(basis points)
(Dollars in thousands)
400	$50,588	$7,006	16.08%	21.95%	464
300	49,881	6,299	14.45%	21.18%	387
200	48,573	4,991	11.45%	20.17%	286
100	46,499	2,917	6.69%	18.89%	158
Level	43,582	—	—	17.31%	—
(100)	38,975	(4,607)	-10.57%	15.15%	(216)
(200)	32,609	(10,973)	-25.18%	12.40%	(491)
(300)	23,736	(19,846)	-45.54%	8.84%	(847)
(400)	12,307	(31,275)	-71.76%	4.49%	(1,282)

(1)
Assumes an immediate uniform change in interest rates at all maturities.
(2)
EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)
Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)
EVE Ratio represents EVE divided by the present value of assets.

The table above indicates that at March 31, 2026, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would have experienced an 11.45% increase in EVE, and in the event of an instantaneous parallel 200 basis point decrease in interest rates, we would have experienced a 25.18% decrease in EVE. At March 31, 2026, all estimated changes presented in the above tables were within the current policy limits established by the board of directors.

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

Liquidity and Capital Resources

Liquidity Management. Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from sales, maturities and calls of securities. We also have the ability to borrow from the Federal Home Loan Bank of Chicago (FHLB). At March 31, 2026, we had advances outstanding from the FHLB of $35.0 million and we had the ability to borrow an additional $32.9 million. We also had the ability to borrow $3.0 million from a private bankers’ bank at that date.

The board of directors is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We calculate our liquidity ratio as the sum of cash, short-term assets (generally securities with a remaining maturity of less than one year) and marketable assets divided by the sum of net deposits (generally time deposits of $250,000 or more and brokered deposits less than $250,000), short-term liabilities (generally borrowings with a remaining maturity of one year or less) and volatile liabilities (generally federal funds purchased, securities sold under agreements to repurchase, and time deposits of $250,000 or more). We seek to maintain a liquidity ratio of 20.0% or greater. We believe that we had enough sources of liquidity to satisfy our short and long-term liquidity needs as of March 31, 2026.

We monitor and adjust our investments in liquid assets based upon our assessment of: (1) expected deposit flows; (2) expected loan demand; (3) yields available on cash and cash equivalents and securities; and (4) the objectives of our asset/liability management program. Excess liquid assets are invested generally in cash and cash equivalents and short- and intermediate-term securities.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and cash equivalents, which include federal funds sold. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At March 31, 2026, cash and cash equivalents totaled $35.9 million. Investment securities classified as available-for-sale, which provide an additional source of liquidity, totaled $75.5 million at March 31, 2026.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities.

For the three months ended March 31, 2026, cash flows from operating activities, investing activities and financing activities resulted in a net decrease in cash and cash equivalents of $14.5 million. Net cash used in operating activities amounted to $609,000, primarily due to the decreases of certain accrued expenses, partially offset by net income of $418,000. Net cash used in investing activities amounted to $9.7 million, primarily due to a net increase in loans of $10.3 million, which was partially offset by proceeds from maturities and paydowns on investment securities of $1.2 million. Net cash used in financing activities amounted to $4.2 million, primarily due to a net decrease in deposits of $4.4 million.

For the three months ended March 31, 2025, cash flows from operating activities, investing activities and financing activities resulted in a net increase in cash and cash equivalents of $7.1 million. Net cash provided by operating activities amounted to $351,000, primarily due to net income of $402,000. Net cash provided by investing activities amounted to $4.6 million, primarily due to a net decrease in loans of $2.6 million and proceeds from maturities and paydowns on investment securities of $2.0 million. Net cash provided by financing activities amounted to $2.2 million, primarily due to a net increase in deposits of $1.9 million. For further information, see the statements of cash flows contained in the consolidated financial statements.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. We had loan commitments of $8.5 million at March 31, 2026. Certificates of deposit due within one year of March 31, 2026, totaled $40.4 million, or 91.9% of our certificates of deposit, and 21.0% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Management. At March 31, 2026 and December 31, 2025, Security Bank exceeded all regulatory capital requirements and was considered “well capitalized” under regulatory guidelines. See “Regulation and Supervision—Federal Bank Regulation—Capital Requirements” and Note 5 of the Notes to the Consolidated Financial Statements.

Item 4. Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2026. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2026, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. At March 31, 2026, we were not involved in any legal proceedings the outcome of which would be material to our financial condition or results of operations.

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

SECURITY MIDWEST BANCORP, INC.

Date: May 14, 2026	By:	/s/ Stephan P. Antonacci
Stephan P. Antonacci
President and Chief Executive Officer

Date: May 14, 2026	By:	/s/ Brenda Minder
Brenda Minder
Executive Vice President and Chief Financial Officer