Form 10-Q
period 2026-06-30
Security Midwest Bancorp, Inc.
filed 2026-08-14
CIK 2036060

three and six months ended June 30, 2026ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 14, 2026, the registrant had 889,781 shares of common stock outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Security Midwest Bancorp, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2026	2025
Assets	(Unaudited)
Cash on hand	$3,969,825	$2,300,984
Due from banks	16,208,519	47,224,554
Federal funds sold	101,000	853,000
Cash and cash equivalents	20,279,344	50,378,538
Available-for-sale securities	75,576,961	76,699,904
Loans receivable	137,488,817	118,850,710
Allowance for credit losses	(1,166,219)	(1,034,193)
Loans, net	136,322,598	117,816,517

Federal Home Loan Bank stock	2,025,000	1,575,000
Premises and equipment, net	3,128,601	3,141,267
Accrued interest receivable	857,889	751,961
Mortgage servicing rights, net	310,570	326,764
Deferred tax assets, net	1,997,068	2,208,560
Bank owned life insurance	2,344,974	2,308,325
Other assets	1,607,152	1,312,424
Total assets	$244,450,157	$256,519,260

Liabilities and Shareholders' Equity
Liabilities
Deposits
Demand	$113,542,823	$126,505,380
Savings	27,757,695	25,716,594
Time	43,129,523	44,283,509
Total deposits	184,430,041	196,505,483

Advances from the Federal Home Loan Bank	35,000,000	35,000,000
Advances from borrowers for taxes and insurance	453,146	399,702
Accrued expenses and other liabilities	829,649	1,998,190
Total liabilities	220,712,836	233,903,375

Shareholders' Equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 10,000,000 shares authorized,
889,781 shares issued	8,898	8,898
Additional paid-in capital	7,356,250	7,346,633
Unallocated common stock of ESOP	(576,136)	(591,707)
Retained earnings	19,779,279	18,971,057
Accumulated other comprehensive loss	(2,830,970)	(3,118,996)
Total shareholders' equity	23,737,321	22,615,885
Total liabilities and shareholders' equity	$244,450,157	$256,519,260

See Notes to Condensed Consolidated Financial Statements

Security Midwest Bancorp, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Interest Income
Loans	$2,304,132	$1,835,976	$4,391,169	$3,631,427
Investment securities	706,674	295,811	1,393,437	605,088
Interest-bearing deposits and other	207,984	329,660	501,993	758,771
Total interest income	3,218,790	2,461,447	6,286,599	4,995,286
Interest Expense
Deposits	558,536	547,016	1,115,018	1,119,100
Federal Home Loan Bank advances	328,375	—	638,873	33
Total interest expense	886,911	547,016	1,753,891	1,119,133
Net Interest Income	2,331,879	1,914,431	4,532,708	3,876,153
Provision for Credit Losses	24,140	8,750	96,940	8,750
Net Interest Income After Provision for Credit Losses	2,307,739	1,905,681	4,435,768	3,867,403
Noninterest Income
Service fees on deposits	210,155	258,599	460,388	501,163
Debit card fees	102,768	102,550	200,297	196,055
Mortgage loan servicing fees, net	30,263	26,453	70,582	59,409
Gain on sale of loans	12,549	37,085	33,746	73,503
Other noninterest income	62,211	76,456	161,557	125,868
Total noninterest income	417,946	501,143	926,570	955,998
Noninterest Expense
Salaries and employee benefits	1,251,550	1,116,091	2,463,498	2,235,299
Occupancy and equipment	157,989	150,412	294,652	299,130
Data processing fees	180,233	145,610	352,456	296,268
FDIC insurance premiums	27,126	26,500	53,126	50,853
Advertising	58,962	50,623	118,089	93,833
Directors fees	27,100	24,099	55,200	48,199
Debit card expense	19,389	25,020	38,948	35,785
Professional fees	230,081	188,452	388,104	292,257
Telephone and internet	36,447	36,454	72,428	71,694
Other	195,387	175,144	400,642	362,606
Total noninterest expense	2,184,264	1,938,405	4,237,143	3,785,924
Income before income taxes	541,421	468,419	1,125,195	1,037,477
Provision for income taxes	151,342	118,871	316,973	286,384
Net Income	$390,079	$349,548	$808,222	$751,093

Earnings per share - basic and diluted	$0.47	n/a	$0.97	n/a

See Notes to Condensed Consolidated Financial Statements

Security Midwest Bancorp, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net income	$390,079	$349,548	$808,222	$751,093

Other comprehensive income:
Net unrealized gains (losses) on available-for-sale securities	350,219	53,310	(197,075)	1,137,670
Unrealized gain on cash flow hedge	343,446	—	599,909	—
Tax expense	(197,696)	(15,194)	(114,808)	(324,237)
Other comprehensive income	495,969	38,116	288,026	813,433
Comprehensive income	$886,048	$387,664	$1,096,248	$1,564,526

See Notes to Condensed Consolidated Financial Statements

Security Midwest Bancorp, Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders' Equity

(Unaudited)

					Accumulated
		Additional	Unallocated		Other
	Common	Paid-in	Common Stock	Retained	Comprehensive
For the Three Months Ended June 30, 2026	Stock	Capital	of ESOP	Earnings	Income (Loss)	Total
Balance at April 1, 2026	$8,898	$7,351,292	$(583,917)	$19,389,200	$(3,326,939)	$22,838,534

Net income	—	—	—	390,079	—	390,079

Release of ESOP Shares	—	4,958	7,781	—	—	12,739

Other comprehensive income	—	—	—	—	495,969	495,969

Balance at June 30, 2026	$8,898	$7,356,250	$(576,136)	$19,779,279	$(2,830,970)	$23,737,321

For the Six Months Ended June 30, 2026
Balance at January 1, 2026	$8,898	$7,346,633	$(591,707)	$18,971,057	$(3,118,996)	$22,615,885

Net income	—	—	—	808,222	—	808,222

Release of ESOP Shares	—	9,617	15,571	—	—	25,188

Other comprehensive income	—	—	—	—	288,026	288,026

Balance at June 30, 2026	$8,898	$7,356,250	$(576,136)	$19,779,279	$(2,830,970)	$23,737,321

See Notes to Condensed Consolidated Financial Statements

					Accumulated
		Additional	Unallocated		Other
	Common	Paid-in	Common Stock	Retained	Comprehensive
For the Three Months Ended June 30, 2025	Stock	Capital	of ESOP	Earnings	Income (Loss)	Total
Balance at April 1, 2025	$—	$—	$—	$19,073,870	$(3,945,524)	$15,128,346

Net income	—	—	—	349,548	—	349,548

Other comprehensive income	—	—	—	—	38,116	38,116

Balance at June 30, 2025	$—	$—	$—	$19,423,418	$(3,907,408)	$15,516,010

For the Six Months Ended June 30, 2025
Balance at January 1, 2025	$—	$—	$—	$18,672,325	$(4,720,841)	$13,951,484

Net income	—	—	—	751,093	—	751,093

Other comprehensive income	—	—	—	—	813,433	813,433

Balance at June 30, 2025	$—	$—	$—	$19,423,418	$(3,907,408)	$15,516,010

See Notes to Condensed Consolidated Financial Statements

Security Midwest Bancorp, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
	2026	2025
Operating Activities
Net income	$808,222	$751,093
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	121,541	108,410
(Accretion) amortization of premiums and discounts	(52,561)	143,625
Accretion of deferred loan origination fees, net	(31,917)	(31,084)
Amortization of mortgage servicing rights	29,189	26,181
Deferred income taxes	96,684	241,302
Provision for credit losses	96,940	8,750
Gain on sale of loans	(33,746)	(73,503)
Proceeds from sale of loans	1,753,193	3,725,288
Origination of loans held for sale	(1,732,442)	(3,679,383)
Increase in cash surrender value of life insurance	(36,649)	(34,803)
Release of ESOP shares	25,188	—
Changes in:
Accrued interest receivable	(105,928)	61,140
Other assets	203,152	(374,765)
Accrued expenses and other liabilities	(1,035,902)	(500,787)
Net cash provided by operating activities	104,964	371,464

Investing Activities
Proceeds from maturities of held-to-maturity securities	—	735,000
Proceeds from paydowns of mortgage-backed securities	2,728,429	1,242,819
Purchase of available-for-sale securities	(1,750,000)	—
Proceeds from calls and maturities of available-for-sale securities	—	910,000
Net change in loans	(18,601,714)	1,384,274
Purchase of Federal Home Loan Bank stock	(450,000)	—
Purchase of premises and equipment	(108,875)	(82,918)
Net cash (used in) provided by investing activities	(18,182,160)	4,189,175

Financing Activities
Net decrease in deposit accounts	(12,075,442)	(3,892,684)
Proceeds from stock subscriptions in escrow	—	4,599,937
Proceeds from Federal Home Loan Bank advances	10,000,000	—
Repayments of Federal Home Loan Bank advances	(10,000,000)	—
Net change in advances by borrowers for taxes and insurance	53,444	50,457
Net cash (used in) provided by financing activities	(12,021,998)	757,710

(Decrease) Increase in Cash and Cash Equivalents	(30,099,194)	5,318,349
Cash and Cash Equivalents, Beginning of Period	50,378,538	43,540,304
Cash and Cash Equivalents, End of Period	$20,279,344	$48,858,653

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest on deposits and borrowings	$1,741,792	$1,139,088
Income taxes	—	—
Supplemental Disclosure of Noncash Investing Activities
Transfers from loans to real estate acquired through foreclosure	$—	$4,500

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

The condensed consolidated financial statements included herein as of June 30, 2026, and for the interim three and six months ended June 30, 2026 and 2025 are unaudited. The unaudited condensed interim financial statements and the notes thereto have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and in the opinion of management, contains all normal recurring adjustments necessary to present fairly the condensed consolidated financial position, results of operations, changes in equity and cash flows as of and for the periods presented. Such adjustments are the only adjustments contained in the condensed consolidated financial statements.

The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K as of and for the year ended December 31, 2025, as filed by Security Midwest Bancorp, Inc. with the Securities and Exchange Commission on April 7, 2026.

Principles of Consolidation

The consolidated financial statements as of and for the three and six months ended June 30, 2026, include the accounts of the Company and the Bank, its wholly-owned subsidiary. All intercompany transactions and balances have been eliminated in consolidation. The financial statements for the three and six months ended June 30, 2025, represent the Bank only, as the conversion to stock form, including the formation of Security Midwest Bancorp, Inc. was completed on July 31, 2025. References herein to the “Company” for periods prior to the completion of the stock conversion should be deemed to refer to the “Bank.”

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

Held-to-maturity securities consisted of certificates of deposit that management had the intent and ability to hold to maturity. Held-to-maturity securities were carried at amortized cost. The Company had no securities held-to-maturity or held for trading purposes as of June 30, 2026 and December 31, 2025.

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

The Company recognized no credit-related impairments on debt securities during the three and six months ended June 30, 2026 and 2025.

Loans Held for Sale

Loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value, as determined by aggregate outstanding commitments from investors or current investor yield requirements. Net unrealized losses are recognized through a valuation allowance by charges to income. The Company had no loans held for sale at June 30, 2026 and December 31, 2025.

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

If the present value of the cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income (loss), net of tax. The Company elected to use zero loss estimates for securities issued by U.S. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major agencies and have a long history of no credit losses. Management concluded that no allowance for credit losses was required on available-for-sale securities at June 30, 2026 and December 31, 2025.

Accrued interest receivable on available-for-sale securities totaled approximately $221,000 and $210,000 at June 30, 2026 and December 31, 2025, respectively, and is included within accrued interest receivable on the balance sheet. This amount is excluded from the estimate of expected credit losses. The Company has not experienced any losses of accrued interest receivable on investment securities in the six months ended June 30, 2026 and the year ended December 31, 2025.

Loans

The allowance for credit losses (ACL) is a valuation allowance that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. Management’s determination of the adequacy of the ACL is based on the assessment of the expected credit losses on loans over the expected life of the loan. The ACL is increased by provision expense and decreased by charge-offs, net of recoveries of amounts previously charged off and expected to be charged off. The Company made the policy election to exclude accrued interest receivable on loans from the estimate of credit losses. Accrued interest receivable on loans totaled approximately $599,000 and $503,000 at June 30, 2026 and December 31, 2025, respectively, and is included within accrued interest receivable on the balance sheet. Management estimates the ACL balance using relevant available information from both internal and external sources, relating to past events, current conditions and reasonable and supportable forecasts. Historical credit loss experience of a defined peer group, by affiliate, paired with economic forecasts provide the basis for the quantitatively modeled estimates of expected credit losses. The Company adjusts its quantitative model, as necessary, to reflect conditions not already considered by the quantitative model. These adjustments are commonly known as the qualitative factors.

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

Subsequent Events

Management has reviewed the Company's operations for potential disclosure or financial statement impacts related to events occurring after June 30, 2026, but prior to the release of the unaudited condensed consolidated financial statements contained in this quarterly report on Form 10-Q were issued.

There were no additional subsequent event disclosures or financial statement impacts related to events occurring after June 30, 2026, that warranted adjustment to or disclosure in these unaudited condensed consolidated financial statements.

Note 2: Securities

The amortized cost and fair values, together with gross unrealized gains and losses of securities, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale Securities:
June 30, 2026
Municipal bonds, taxable	$7,389,218	$—	$(748,667)	$6,640,551
Municipal bonds, non-taxable	1,498,021	—	(71,276)	1,426,745
U.S. Government agencies	1,097,650	—	(113,840)	983,810
Corporate bonds	1,750,000	—	(7,298)	1,742,702
Residential mortgage-backed securities	25,546,921	23,774	(2,018,368)	23,552,327
Collateralized mortgage obligations	42,752,429	4,812	(1,526,415)	41,230,826
	$80,034,239	$28,586	$(4,485,864)	$75,576,961

Security Midwest Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale Securities:
December 31, 2025
Municipal bonds, taxable	$7,399,943	$—	$(719,587)	$6,680,356
Municipal bonds, non-taxable	1,512,725	—	(71,981)	1,440,744
U.S. Government agencies	1,120,039	—	(110,988)	1,009,051
Residential mortgage-backed securities	26,839,252	22,560	(1,923,132)	24,938,680
Collateralized mortgage obligations	44,088,148	755	(1,457,830)	42,631,073
	$80,960,107	$23,315	$(4,283,518)	$76,699,904

The amortized cost and fair value of securities at June 30, 2026, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties:

	Amortized	Fair
	Cost	Value
June 30, 2026
Available-for-sale
Within one year	$—	$—
One to five years	7,067,250	6,549,971
Five to ten years	4,667,639	4,243,837
After ten years	—	—
	11,734,889	10,793,808
Mortgage-backed securities	68,299,350	64,783,153
Totals	$80,034,239	$75,576,961

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was approximately $45.7 million and $47.5 million at June 30, 2026 and December 31, 2025, respectively.

The Company had no sales of investment securities during the three and six months ended June 30, 2026 and 2025.

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

Security Midwest Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table shows the number of securities and aggregate depreciation from the Company’s amortized cost basis at June 30, 2026 and December 31, 2025.

	June 30, 2026		December 31, 2025
	Number of	Aggregate	Number of	Aggregate
Description of Securities	securities	depreciation	securities	depreciation
Available-for-sale Securities:
Municipal bonds, taxable	14	(10.1)%	14	(9.7)%
Municipal bonds, non-taxable	4	(4.8)%	4	(4.8)%
U.S. Government agencies	4	(10.4)%	4	(9.9)%
Corporate bonds	3	(0.4)%	—	—%
Residential mortgage-backed securities	64	(9.0)%	64	(8.1)%
Collateralized mortgage obligations	24	(4.1)%	26	(3.5)%
Total	113	(6.3)%	112	(5.7)%

Should any of these securities experience credit related impairment, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the credit-related impairment is identified.

The following tables show the Company’s investments’ gross unrealized losses and fair value of the Company’s investments with unrealized losses, aggregated by investment class and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2026 and December 31, 2025:

	June 30, 2026
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale Securities:
Municipal bonds, taxable	$—	$—	$6,640,551	$(748,667)	$6,640,551	$(748,667)
Municipal bonds, non-taxable	—	—	1,426,745	(71,276)	1,426,745	(71,276)
U.S. Government agencies	—	—	983,810	(113,840)	983,810	(113,840)
Corporate bonds	1,742,702	(7,298)	—	—	1,742,702	(7,298)
Residential mortgage-backed securities	10,248,393	(281,521)	10,183,888	(1,736,847)	20,432,281	(2,018,368)
Collateralized mortgage obligations	23,572,032	(276,971)	11,939,046	(1,249,444)	35,511,078	(1,526,415)
	$35,563,127	$(565,790)	$31,174,040	$(3,920,074)	$66,737,167	$(4,485,864)

	December 31, 2025
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale Securities:
Municipal bonds, taxable	$—	$—	$6,680,356	$(719,587)	$6,680,356	$(719,587)
Municipal bonds, non-taxable	—	—	1,440,744	(71,981)	1,440,744	(71,981)
U.S. Government agencies	—	—	1,009,051	(110,988)	1,009,051	(110,988)
Residential mortgage-backed securities	10,795,977	(188,068)	10,971,115	(1,735,064)	21,767,092	(1,923,132)
Collateralized mortgage obligations	27,675,202	(185,699)	12,477,160	(1,272,131)	40,152,362	(1,457,830)
	$38,471,179	$(373,767)	$32,578,426	$(3,909,751)	$71,049,605	$(4,283,518)

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

Note 3: Loans and Allowance for Credit Losses

Categories of loans include:

	June 30,	December 31,
	2026	2025
Real Estate Loans:
1-4 Family, including construction	$41,669,345	$35,146,513
Multifamily	4,927,066	4,023,910
Commercial	60,729,639	54,409,430
Construction and development	4,472,242	4,063,650
Farmland	4,341,940	4,386,528
Other Loans:
Consumer	5,340,176	4,470,587
Commercial and industrial	16,263,250	12,554,862
Total loans	137,743,658	119,055,480
Allowance for credit losses	(1,166,219)	(1,034,193)
Deferred loan fees, net	(288,138)	(244,030)
Unearned dealer interest	33,297	39,260
Net loans	$136,322,598	$117,816,517

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of these loans were approximately $66,190,000 and $68,446,000 at June 30, 2026 and December 31, 2025, respectively.

The Company provides residential, commercial and consumer loans primarily to residents and businesses located in central Illinois. Such loans originated in other geographical areas amounted to approximately $31,065,000 and $23,770,000, or approximately 22.6% and 20.0% of the gross loan balances at June 30, 2026 and December 31, 2025, respectively. A substantial portion of the Company’s borrowers' ability to honor their contracts is dependent on economic conditions and the specific economy in the respective geographic areas.

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

The following tables present the activity in and balances of the allowance for credit losses by portfolio segment as of and for the three and six months ended June 30, 2026 and 2025 and as of and for the year ended December 31, 2025:

		Provision for
Three Months Ended	April 1,	(recovery of)			June 30,
June 30, 2026	2026	credit losses	Charge-offs	Recoveries	2026
Real Estate Loans:
1-4 Family, including construction	$320,172	$31,162	$—	$—	$351,334
Multifamily	7,397	10,055	—	—	17,452
Commercial	418,863	(14,273)	—	1,944	406,534
Construction and development	134,591	(44,427)	—	—	90,164
Farmland	6,567	(478)	—	—	6,089
Other Loans:
Consumer	75,849	4,417	(147)	471	80,590
Commercial and industrial	157,562	56,494	—	—	214,056
Total allowance for credit losses on loans	1,121,001	42,950	(147)	2,415	1,166,219
Allowance for credit losses on unfunded commitments	47,487	(18,810)	—	—	28,677
Total allowance for credit losses	$1,168,488	$24,140	$(147)	$2,415	$1,194,896

		Provision for
Three Months Ended	April 1,	(recovery of)			June 30,
June 30, 2025	2025	credit losses	Charge-offs	Recoveries	2025
Real Estate Loans:
1-4 Family, including construction	$453,896	$(10,499)	$(69)	$—	$443,328
Multifamily	8,610	(255)	—	—	8,355
Commercial	433,234	(36,139)	(3,269)	23,863	417,689
Construction and development	37,663	53,526	—	—	91,189
Farmland	5,636	1,340	—	—	6,976
Other Loans:
Consumer	79,187	(5,374)	(195)	1,132	74,750
Commercial and industrial	107,634	(2,599)	—	1,765	106,800
Total allowance for credit losses on loans	1,125,860	—	(3,533)	26,760	1,149,087
Allowance for credit losses on unfunded commitments	23,950	8,750	—	—	32,700
Total allowance for credit losses	$1,149,810	$8,750	$(3,533)	$26,760	$1,181,787

Security Midwest Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

		Provision for
Six Months Ended	January 1,	(recovery of)			June 30,
June 30, 2026	2026	credit losses	Charge-offs	Recoveries	2026
Real Estate Loans:
1-4 Family, including construction	$312,091	$39,243	$—	$—	$351,334
Multifamily	7,613	9,839	—	—	17,452
Commercial	363,132	43,418	(16)	—	406,534
Construction and development	88,647	1,517	—	—	90,164
Farmland	5,936	153	—	—	6,089
Other Loans:
Consumer	88,032	(7,864)	(349)	771	80,590
Commercial and industrial	168,742	41,244	—	4,070	214,056
Total allowance for credit losses on loans	1,034,193	127,550	(365)	4,841	1,166,219
Allowance for credit losses on unfunded commitments	59,287	(30,610)	—	—	28,677
Total allowance for credit losses	$1,093,480	$96,940	$(365)	$4,841	$1,194,896

		Provision for
Six Months Ended	January 1,	(recovery of)			June 30,
June 30, 2025	2025	credit losses	Charge-offs	Recoveries	2025
Real Estate Loans:
1-4 Family, including construction	$471,164	$(14,962)	$(12,874)	$—	$443,328
Multifamily	10,150	(1,795)	—	—	8,355
Commercial	452,406	(51,957)	(6,623)	23,863	417,689
Construction and development	24,529	66,660	—	—	91,189
Farmland	6,838	138	—	—	6,976
Other Loans:
Consumer	90,013	12,235	(28,630)	1,132	74,750
Commercial and industrial	107,111	(11,319)	—	11,008	106,800
Total allowance for credit losses on loans	1,162,211	(1,000)	(48,127)	36,003	1,149,087
Allowance for credit losses on unfunded commitments	22,950	9,750	—	—	32,700
Total allowance for credit losses	$1,185,161	$8,750	$(48,127)	$36,003	$1,181,787

		Provision for
	January 1,	(recovery of)			December 31,
December 31, 2025	2025	credit losses	Charge-offs	Recoveries	2025
Real Estate Loans:
1-4 Family, including construction	$471,164	$(43,872)	$(115,201)	$—	$312,091
Multifamily	10,150	(2,537)	—	—	7,613
Commercial	452,406	(74,319)	(43,612)	28,657	363,132
Construction and development	24,529	64,118	—	—	88,647
Farmland	6,838	(902)	—	—	5,936
Other Loans:
Consumer	90,013	26,809	(30,072)	1,282	88,032
Commercial and industrial	107,111	35,755	(7,074)	32,950	168,742
Total allowance for credit losses on loans	1,162,211	5,052	(195,959)	62,889	1,034,193
Allowance for credit losses on unfunded comitments	22,950	36,337	—	—	59,287
Total allowance for credit losses	$1,185,161	$41,389	$(195,959)	$62,889	$1,093,480

Security Midwest Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Information regarding the credit quality indicators most closely monitored, for other than residential real estate loans, by class as of June 30, 2026 and December 31, 2025, is as follows:

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

Security Midwest Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Information regarding the credit quality indicators most closely monitored for other than residential real estate and consumer loans by class as of June 30, 2026 and December 31, 2025, is as follows:

	Amortized Cost Basis by Origination Year
	2026	2025	2024	2023	2022	Prior	Total
June 30, 2026
Real Estate Loans:
Multifamily:
Risk Rating
Pass	$1,144,000	$—	$—	$—	$1,094,842	$2,688,224	$4,927,066
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Total Multifamily Loans	$1,144,000	$—	$—	$—	$1,094,842	$2,688,224	$4,927,066
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—
Commercial
Risk Rating
Pass	$9,840,684	$4,652,145	$15,787,371	$14,382,972	$4,489,849	$7,240,622	$56,393,643
Special Mention	—	305,126	—	185,693	1,047,434	384,447	1,922,700
Substandard	—	—	—	—	—	2,413,296	2,413,296
Doubtful	—	—	—	—	—	—	—
Total Commercial Loans	$9,840,684	$4,957,271	$15,787,371	$14,568,665	$5,537,283	$10,038,365	$60,729,639
Current period gross charge-offs	$—	$—	$—	$—	$—	$16	$16
Construction and development
Risk Rating
Pass	$—	$2,964,821	$220,834	$1,266,413	$—	$—	$4,452,068
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	20,174	20,174
Doubtful	—	—	—	—	—	—	—
Total Construction and Development Loans	$—	$2,964,821	$220,834	$1,266,413	$—	$20,174	$4,472,242
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—
Farmland
Risk Rating
Pass	$589,917	$1,494,503	$122,470	$—	$—	$1,894,224	$4,101,114
Special Mention	—	—	—	21,785	—	219,041	240,826
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Total Farmland Loans	$589,917	$1,494,503	$122,470	$21,785	$—	$2,113,265	$4,341,940
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—
Other Loans:
Commercial and industrial
Risk Rating
Pass	$3,235,362	$6,199,366	$1,829,366	$281,734	$3,328,271	$783,263	$15,657,362
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	123,129	8,798	473,961	605,888
Doubtful	—	—	—	—	—	—	—
Total Commercial and Industrial Loans	$3,235,362	$6,199,366	$1,829,366	$404,863	$3,337,069	$1,257,224	$16,263,250
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Security Midwest Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Total
December 31, 2025
Real Estate Loans:
Multifamily:
Risk Rating
Pass	$—	$—	$—	$1,120,234	$2,596,198	$307,478	$4,023,910
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Total Multifamily Loans	$—	$—	$—	$1,120,234	$2,596,198	$307,478	$4,023,910
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—
Commercial
Risk Rating
Pass	$4,706,140	$16,008,333	$16,322,270	$4,595,265	$1,592,970	$5,964,808	$49,189,786
Special Mention	316,380	—	188,616	1,058,949	494,611	—	2,058,556
Substandard	—	93,952	—	—	—	3,067,136	3,161,088
Doubtful	—	—	—	—	—	—	—
Total Commercial Loans	$5,022,520	$16,102,285	$16,510,886	$5,654,214	$2,087,581	$9,031,944	$54,409,430
Current period gross charge-offs	$—	$—	$—	$—	$—	$43,612	$43,612
Construction and development
Risk Rating
Pass	$2,528,781	$221,443	$1,284,769	$—	$—	$—	$4,034,993
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	28,657	28,657
Doubtful	—	—	—	—	—	—	—
Total Construction and Development Loans	$2,528,781	$221,443	$1,284,769	$—	$—	$28,657	$4,063,650
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—
Farmland
Risk Rating
Pass	$1,513,435	$124,097	$480,000	$—	$852,934	$1,174,313	$4,144,779
Special Mention	—	—	23,867	—	—	217,882	241,749
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Total Farmland Loans	$1,513,435	$124,097	$503,867	$—	$852,934	$1,392,195	$4,386,528
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—
Other Loans:
Commercial and industrial
Risk Rating
Pass	$4,375,584	$2,844,047	$264,762	$3,447,290	$134,340	$849,078	$11,915,101
Special Mention	—	—	124,987	11,922	2,683	460,556	600,148
Substandard	—	—	—	—	36,702	2,911	39,613
Doubtful	—	—	—	—	—	—	—
Total Commercial and Industrial Loans	$4,375,584	$2,844,047	$389,749	$3,459,212	$173,725	$1,312,545	$12,554,862
Current period gross charge-offs	$—	$—	$—	$—	$—	$7,074	$7,074

The Company monitors the credit risk profile by payment activity for residential and consumer loan classes. Loans past due 90 days or more and accruing and loans on nonaccrual status are considered nonperforming. Nonperforming loans are reviewed monthly.

Security Midwest Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table presents the amortized cost in residential and consumer loans based on payment activity:

	Amortized Cost Basis by Origination Year
	2026	2025	2024	2023	2022	Prior	Total
June 30, 2026
Real Estate Loans:
1-4 Family, including construction
Risk Rating
Performing	$9,233,307	$7,815,370	$2,507,066	$3,312,124	$3,198,227	$15,419,817	$41,485,911
Nonperforming	—	—	107,405	—	—	76,029	183,434
Total 1-4 Family Loans	$9,233,307	$7,815,370	$2,614,471	$3,312,124	$3,198,227	$15,495,846	$41,669,345
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—
Other Loans:
Consumer
Risk Rating
Performing	$1,614,905	$528,849	$381,149	$853,983	$193,481	$1,731,937	$5,304,304
Nonperforming	—	—	—	—	—	35,872	35,872
Total Consumer Loans	$1,614,905	$528,849	$381,149	$853,983	$193,481	$1,767,809	$5,340,176
Current period gross charge-offs	$—	$—	$—	$202	$—	$147	$349

	Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Total
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

Security Midwest Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following tables present the Company’s loan portfolio aging analysis of the recorded investment in loans as of June 30, 2026 and December 31, 2025:

	June 30, 2026
			90 Days or				Total Loans >
	30-59 Days	60-89 Days	Greater	Total		Total Loans	90 Days &
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	Accruing
Real Estate Loans
1-4 Family, including construction	$—	$—	$67,192	$67,192	$41,602,153	$41,669,345	$—
Multifamily	—	—	—	—	4,927,066	4,927,066	—
Commercial	—	—	—	—	60,729,639	60,729,639	—
Construction and development	—	—	—	—	4,472,242	4,472,242	—
Farmland	—	—	—	—	4,341,940	4,341,940	—
Other Loans:
Consumer	35,872	—	—	35,872	5,304,304	5,340,176	—
Commercial and industrial	—	—	—	—	16,263,250	16,263,250	—
Total	$35,872	$—	$67,192	$103,064	$137,640,594	$137,743,658	$—

	December 31, 2025
			90 Days or				Total Loans >
	30-59 Days	60-89 Days	Greater	Total		Total Loans	90 Days &
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	Accruing
Real Estate Loans
1-4 Family, including construction	$247,255	$26,352	$67,432	$341,039	$34,805,474	$35,146,513	$—
Multifamily	—	—	—	—	4,023,910	4,023,910	—
Commercial	—	—	—	—	54,409,430	54,409,430	—
Construction and development	—	—	—	—	4,063,650	4,063,650	—
Farmland	—	—	—	—	4,386,528	4,386,528	—
Other Loans:
Consumer	31,441	—	—	31,441	4,439,146	4,470,587	—
Commercial and industrial	—	—	—	—	12,554,862	12,554,862	—
Total	$278,696	$26,352	$67,432	$372,480	$118,683,000	$119,055,480	$—

The following tables present collateral-dependent loans by classes of loan type:

	June 30, 2026
	Type of Collateral
		Business		Allowance
	Real	Assets and		for Credit
	Estate	Other	Total	Losses
Real Estate Loans
1-4 Family, including construction	$383,471	$—	$383,471	$—
Multifamily	—	—	—	—
Commercial	2,413,296	—	2,413,296	—
Construction and development	20,174	—	20,174	—
Farmland	—	—	—	—
Other Loans:
Consumer	—	35,872	35,872	13,234
Commercial and industrial	—	605,888	605,888	21,239
Total	$2,816,941	$641,760	$3,458,701	$34,473

Security Midwest Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	December 31, 2025
	Type of Collateral
		Business		Allowance
	Real	Assets and		for Credit
	Estate	Other	Total	Losses
Real Estate Loans
1-4 Family, including construction	$451,729	$—	$451,729	$—
Multifamily	—	—	—	—
Commercial	3,161,088	—	3,161,088	—
Construction and development	28,657	—	28,657	—
Farmland	—	—	—	—
Other Loans:
Consumer	—	36,967	36,967	13,234
Commercial and industrial	—	39,613	39,613	25,766
Total	$3,641,474	$76,580	$3,718,054	$39,000

Non-performing loans as of June 30, 2026 and December 31, 2025, are as follows:

June 30, 2026
	Nonaccrual	Nonaccrual	Total	Loans 90 Days or	Total Non-	Interest
	Loans	Loans	Nonaccrual	Greater Delinquent	Performing	Income
	Without ACL	With ACL	Loans	and Accruing	Loans	Recognized
Real Estate Loans
1-4 Family, including construction	$183,434	$—	$183,434	$—	$183,434	5,413
Multifamily	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Construction and development	—	—	—	—	—	—
Farmland	—	—	—	—	—	—
Other Loans:
Consumer	—	35,872	35,872	—	35,872	1,455
Commercial and industrial	—	—	—	—	—	—
Total nonaccrual	$183,434	$35,872	$219,306	$—	$219,306	$6,868

December 31, 2025
	Nonaccrual	Nonaccrual	Total	Loans 90 Days or	Total Non-	Interest
	Loans	Loans	Nonaccrual	Greater Delinquent	Performing	Income
	Without ACL	With ACL	Loans	and Accruing	Loans	Recognized
Real Estate Loans
1-4 Family, including construction	$280,027	$—	$280,027	$—	$280,027	$13,896
Multifamily	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Construction and development	—	—	—	—	—	—
Farmland	—	—	—	—	—	—
Other Loans:
Consumer	—	36,967	36,967	—	36,967	3,935
Commercial and industrial	—	—	—	—	—	—
Total nonaccrual	$280,027	$36,967	$316,994	$—	$316,994	$17,831

Security Midwest Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

There were no material loans modified for borrowers experiencing financial difficulty during the six months ended June 30, 2026 and the year ended December 31, 2025.

Note 4: Borrowings

The Company had outstanding borrowings as of June 30, 2026 and December 31, 2025, comprised solely of advances from the Federal Home Loan Bank (FHLB) totaling $35,000,000, bearing interest at a rate of 3.81% and weighted-average rate of 4.02%, respectively. The advances outstanding at June 30, 2026 were scheduled to mature in August 2026. The advances outstanding at December 31, 2025 were scheduled to mature in February 2026 and were renewed with a new maturity date in May 2026.

Outstanding advances at June 30, 2026 were secured by a pledge of all shares of FHLB stock owned, and investment securities with a fair value of approximately $35,000,000. Based on a collateral pledge of qualifying mortgage loans of $45,341,000 and investment securities with a pledged remaining fair value of approximately $9,829,000, the Company was eligible to borrow up to an additional approximate amount of $32,958,000 as of June 30, 2026. Outstanding advances at December 31, 2025 were secured by a pledge of all shares of FHLB stock owned, and investment securities with a fair value of approximately $35,000,000. Based on a collateral pledge of qualifying mortgage loans of $22,101,000 and investment securities with a pledged remaining fair value of approximately $11,561,000, the Company was eligible to borrow up to an additional approximate amount of $31,597,000 as of December 31, 2025.

The Company has an unsecured federal funds purchase line of credit through the Bankers’ Bank with a maturity date of June 30, 2026. The maximum amount of the established unsecured line is $3,000,000 at June 30, 2026 and December 31, 2025. The line is subject to annual reviews and terms may be altered in the event of significant change in the financial condition of the Company. Interest rates are variable. There were no funds advanced on this line as of June 30, 2026 and December 31, 2025.

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

Quantitative measures established by regulatory reporting standards to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined) to risk-weighted assets (as defined), common equity Tier I capital (as defined) to total risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of June 30, 2026, that the Bank met all capital adequacy requirements to which it is subject.

As of June 30, 2026, the most recent notification from the regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based capital, Tier I risk-based capital, common equity Tier I risk-based capital and Tier I leverage ratios as set forth in the table.

There are no conditions or events since that notification that management believes have changed the Bank’s category.

Security Midwest Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The Bank’s actual and required capital amounts and ratios are as follows:

			Minimum Capital		Minimum to be Well
	Actual		Requirement		Capitalized
June 30, 2026	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Common equity Tier 1 capital to risk-weighted assets	$24,881	18.28%	$6,124	4.50%	$8,846	6.50%

Tier 1 capital to risk-weighted assets	24,881	18.28%	8,165	6.00%	10,887	8.00%

Total capital to risk-weighted assets	26,076	19.16%	10,887	8.00%	13,609	10.00%

Tier 1 leverage to adjusted average assets	24,881	10.10%	9,850	4.00%	12,313	5.00%

			Minimum Capital		Minimum to be Well
	Actual		Requirement		Capitalized
December 31, 2025	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Common equity Tier 1 capital to risk-weighted assets	$23,914	19.91%	$5,405	4.50%	$7,808	6.50%

Tier 1 capital to risk-weighted assets	23,914	19.91%	7,207	6.00%	9,609	8.00%

Total capital to risk-weighted assets	24,888	20.72%	9,609	8.00%	12,012	10.00%

Tier 1 leverage to adjusted average assets	23,914	10.63%	8,996	4.00%	11,246	5.00%

Note 6: Derivative Instruments

The Company uses derivative financial instruments to help manage exposure to interest rate risk and the effects that changes in interest rates may have on net income and the fair value of assets and liabilities. The Company enters into interest rate swap agreements as part of its asset/liability management strategy to help manage its interest rate risk position.

The Company entered into a pay-fixed/receive-variable interest rate swap transaction, with a combined notional value of $40.0 million, designated as a cash flow hedge, during the last quarter of 2025. This derivative relationship hedges the risk of variability in cash flows attributable to forecasted payments on future variable rate borrowings. The pay-fixed swap agreement term is set to expire in 2028. The pay-fixed swap agreement will pay a coupon rate of 3.38% while receiving the Federal Reserve Bank’s Secured Overnight Financing Rate (“SOFR”) rate of 3.68% as of June 30, 2026 and 3.29% as of December 31, 2025.

The Company recorded an unrealized gain of approximately $498,000, or $356,000 net of tax, on the interest rate swap transaction, within comprehensive income for the six months ended June 30, 2026. The Company recorded an unrealized loss of approximately $102,000, or $73,000 net of tax, on the interest rate swap transaction, within comprehensive income for the year ended December 31, 2025. The Company recognized an interest expense credit effect of approximately $24,000 and $53,000 for the three and six months ended June 30, 2026. Management anticipates a transfer from accumulated other comprehensive income to credit interest expense of approximately $211,000 over the next 12 months.

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

Recurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2026 and December 31, 2025.

	Fair	Fair Value Measurements Using
	Value	Level 1	Level 2	Level 3
June 30, 2026
Assets
Available for sale securities
Municipal bonds, taxable	$6,640,551	$—	$6,640,551	$—
Municipal bonds, non-taxable	1,426,745	—	1,426,745	—
U.S. Government agencies	983,810	—	983,810	—
Corporate bonds	1,742,702	—	1,742,702	—
Residential mortgage-backed securities	23,552,327	—	23,552,327	—
Collateralized mortgage obligations	41,230,826	—	41,230,826	—
Derivative Instruments
Interest rate swap	497,880	—	497,880	—

	Fair	Fair Value Measurements Using
	Value	Level 1	Level 2	Level 3
December 31, 2025
Assets
Available for sale securities
Municipal bonds, taxable	$6,680,356	$—	$6,680,356	$—
Municipal bonds, non-taxable	1,440,744	—	1,440,744	—
U.S. Government agencies	1,009,051	—	1,009,051	—
Residential mortgage-backed securities	24,938,680	—	24,938,680	—
Collateralized mortgage obligations	42,631,073	—	42,631,073	—

Liabilities
Derivative Instruments
Interest rate swap	102,029	—	102,029	—

Security Midwest Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Following is a description of the valuation methodologies used for assets and liabilities measured at fair value on a recurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the six months ended June 30, 2026 and the year ended December 31, 2025.

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

Interest Rate Swaps

The fair value of interest rate swaps is determined based upon pricing obtained from an independent pricing service and is classified as a Level 2 measurement.

Nonrecurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2026 and December 31, 2025:

	Fair	Fair Value Measurements Using
	Value	Level 1	Level 2	Level 3
June 30, 2026
Collateral dependent loans	$22,638	$—	$—	$22,638
December 31, 2025
Collateral dependent loans	$23,733	$—	$—	$23,733

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

The following table provides quantitative information about unobservable inputs used in nonrecurring Level 3 fair value measurements at June 30, 2026 and December 31, 2025:

				Range
	Fair	Valuation	Unobservable	(Weighted-
	Value	Technique	Inputs	Average)
June 30, 2026			Marketability
Collateral dependent loans	$22,638	Appraisal	discount	10%
December 31, 2025			Marketability
Collateral dependent loans	$23,733	Appraisal	discount	10%

Security Midwest Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The estimated fair values of the Company’s financial instruments not carried at fair value on the consolidated balance sheets are as follows:

	Carrying	Fair	Fair Value Measurements Using
	Value	Value	Level 1	Level 2	Level 3
June 30, 2026
Financial assets:
Cash and cash equivalents	$20,279,344	$20,279,344	$20,279,344	$—	$—
Loans, net	136,322,598	134,383,000	—	—	134,383,000
FHLB stock	2,025,000	2,025,000	—	2,025,000	—
Mortgage servicing rights, net	310,570	563,000	—	—	563,000
Bank owned life insurance	2,344,974	2,344,974	—	2,344,974	—
Accrued interest receivable	857,889	857,889	857,889	—	—

Financial liabilities:
Deposits	184,430,041	184,424,328	141,300,518	43,123,810	—
Advances from the FHLB	35,000,000	35,001,000	—	35,001,000	—
Advances by borrowers for
taxes and insurance	453,146	453,146	—	453,146	—
Accrued interest payable	165,117	165,117	165,117	—	—

	Carrying	Fair	Fair Value Measurements Using
	Value	Value	Level 1	Level 2	Level 3
December 31, 2025
Financial assets:
Cash and cash equivalents	$50,378,538	$50,378,538	$50,378,538	$—	$—
Loans, net	117,816,517	108,908,000	—	—	108,908,000
FHLB stock	1,575,000	1,575,000	—	1,575,000	—
Mortgage servicing rights, net	326,764	582,000	—	—	582,000
Bank owned life insurance	2,308,325	2,308,325	—	2,308,325	—
Accrued interest receivable	751,961	751,961	751,961	—	—

Financial liabilities:
Deposits	196,505,483	196,538,974	152,221,974	44,317,000	—
Advances from the FHLB	35,000,000	35,008,000	—	35,008,000	—
Advances by borrowers for
taxes and insurance	399,702	399,702	—	399,702	—
Accrued interest payable	153,018	153,018	153,018	—	—

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

The conversion was accounted for as a change in corporate form with the historic basis of the Bank’s assets, liabilities and equity unchanged as a result. Security Midwest Bancorp, Inc. is an emerging growth company, and, for as long as it continues to be an emerging growth company, it may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies.” Security Midwest Bancorp, Inc. intends to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Accordingly, its financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards.

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

The ESOP activity for the six months ended June 30, 2026 is as follows:

June 30,
2026
Shares committed to be released to participants	4,672
Shares allocated to participants	—
Unreleased shares	57,613
ESOP Shares at end of plan year	62,285
Fair value of unreleased shares	$978,845

The fair value of unallocated ESOP shares totaled $979,000 and $858,000 at June 30, 2026 and December 31, 2025, respectively.

In connection with the Company’s Conversion, the ESOP borrowed $622,850 from the Company for the purpose of purchasing shares of the Company’s stock. A total of 62,285 shares were purchased with the loan proceeds. Company stock purchased by the ESOP is shown as a reduction of shareholders’ equity. The ESOP loan is expected to be repaid over a period of 20 years.

Payments on the ESOP loan are scheduled to be made annually on December 31st of each year. Compensation expense is recognized over the service period based on the average fair value of the shares and totaled approximately $13,000 and $25,000 for the three and six months ended June 30, 2026, respectively. There was no ESOP compensation expense for the three and six months ended June 30, 2025.

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

The Company had no dilutive or potentially dilutive securities during the three and six months ended June 30, 2026.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,

	2026	2025

Net income	$390,079	$349,548

Weighted-average common shares outstanding, gross	889,781	—

Less weighted average unallocated ESOP shares	(58,003)	—

Weighted-average common shares outstanding	831,778	—

Earnings per share- basic and diluted	$0.47	n/a

	Six Months Ended June 30,

	2026	2025

Net income	$808,222	$751,093

Weighted-average common shares outstanding, gross	889,781	—

Less weighted average unallocated ESOP shares	(58,392)	—

Weighted-average common shares outstanding	831,389	—

Earnings per share- basic and diluted	$0.97	n/a

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
•
the ability of third-party service providers to perform their obligations to us; and
•
other economic, competitive, governmental, regulatory and operational factors affecting our operations, pricing, products and services described elsewhere in this report.

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

Fair Value Measurements. The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. We estimate the fair value of a financial instrument and any related asset impairment using a variety of valuation methods. Where financial instruments are actively traded and have quoted market prices, quoted market prices are used for fair value. When the financial instruments are not actively traded, other observable market inputs, such as quoted prices of securities with similar characteristics, may be used, if available, to determine fair value. When observable market prices do not exist, we estimate fair value. These estimates are subjective in nature and imprecision in estimating these factors can impact the amount of gain or loss recorded. A more detailed description of the fair values measured at each level of the fair value hierarchy and the methodology we utilize is presented in Note 7 herein.

Comparison of Financial Condition at June 30, 2026 and December 31, 2025

Total assets. Total assets were $244.5 million at June 30, 2026, a decrease of $12.1 million, or 4.7%, from December 31, 2025. The decrease was primarily comprised of a decrease in cash and cash equivalents of $30.1 million and a decrease in available for sale securities of $1.1 million, which were partially offset by an increase in loans of $18.5 million.

Cash and cash equivalents. Cash and cash equivalents decreased by $30.1 million, or 59.7%, to $20.3 million at June 30, 2026 from December 31, 2025. The decrease was attributable primarily to the growth in loans of $18.5 million and a decrease in deposits of $12.1 million.

Investment securities. Investment securities available-for-sale decreased $1.1 million, or 1.5%, to $75.6 million at June 30, 2026 from $76.7 million at December 31, 2025. The decrease was due primarily to repayments of available-for-sale securities of $2.7 million, partially offset by purchases of $1.8 million, and the effects of a $197,000 increase in the gross unrealized loss on securities available-for-sale during the six months ended June 30, 2026, to a total unrealized loss of $4.5 million at June 30, 2026 compared to $4.3 million at December 31, 2025.

During the fourth quarter of 2025, management implemented a strategy to enhance portfolio yields, whereby $7.6 million of low-yielding securities were sold and $41.4 million of available-for-sale securities were purchased, funded by the sale proceeds and $35.0 million in advances from the Federal Home Loan Bank (FHLB). Management anticipated, and the Company has realized, an increase in net interest income from the overall higher yields obtained along with an improved interest rate risk position following these transactions.

Loans, net. Loans, net increased by $18.5 million, or 15.7%, to $136.3 million at June 30, 2026, compared to $117.8 million at December 31, 2025. During the six months ended June 30, 2026, loan originations totaled $27.6 million, an increase of $10.1 million, or 57.7%, compared to the loan origination volume of $17.5 million for the six months ended June 30, 2025. Such amounts included loans originated for sale totaling $1.7 million for the six months ended June 30, 2026, compared to $3.7 million for the six months ended June 30, 2025. We did not have any loans held for sale at June 30, 2026 and December 31, 2025.

During the six months ended June 30, 2026, the increase in our loan portfolio was primarily comprised of increases in residential one- to four-family loans of $6.5 million, or 18.6%, to $41.7 million at June 30, 2026; commercial real estate loans of $6.3 million, or 11.6%, to $60.7 million at June 30, 2026; construction and development loans of $409,000, or 10.1%, to $4.5 million at June 30, 2026; multifamily loans of $903,000, or 22.4% to $4.9 million at June 30, 2026; commercial and industrial loans of $3.7 million, or 29.5%, to $16.3 million at June 30, 2026 and consumer loans of $870,000, or 19.5% to $5.3 million at June 30, 2026.

Our strategy is to grow our loan portfolio, with a focus on owner-occupied one- to four-family residential real estate loans and commercial loans (both commercial real estate and commercial and industrial).

Deposits. Deposits decreased by $12.1 million, or 6.1%, to $184.4 million at June 30, 2026 from $196.5 million at December 31, 2025. The decrease was primarily due to a decrease in demand deposits, both retail and commercial, which decreased $13.0 million, or 10.2%, to $113.5 million at June 30, 2026, compared to December 31, 2025 and a $1.2 million, or 2.6%, decrease in certificates of deposit, to $43.1 million at June 30, 2026 from $44.3 million at December 31, 2025. These decreases were partially offset by an increase in savings deposits, of $2.0 million, or 7.9%, to $27.8 million at June 30, 2026, compared to December 31, 2025.

At each of June 30, 2026 and December 31, 2025, we had a concentration of deposits from cannabis-related business (CRB) customers, comprised primarily of commercial demand accounts. These deposits totaled $41.4 million and $59.1 million at these respective dates. The balances tend to be cyclical during the year with mid-year balances being lower.

During the six months ended June 30, 2026, we continued our strategy of pursuing growth in demand accounts and other lower cost core deposits, in part by enhancing the products and services we offer, expanding our offering of CRB services into other states, and streamlining commercial banking services through enhanced cash management and treasury management services. We intend to continue our efforts to increase our core deposit base, with an emphasis on growth in consumer and business demand deposits.

Borrowings. Advances from the FHLB totaled $35.0 million at both June 30, 2026 and December 31, 2025.

During the fourth quarter of 2025, advances were used to fund purchases of available-for-sale securities. In addition, management entered into an interest rate swap with a notional value of $40.0 million, as a hedge to protect the cost of borrowings from interest rate changes. The pay-fixed-rate swap has a three-year term and is scheduled to mature in November 2028.

Shareholders' Equity. Shareholders' equity increased $1.1 million, or 4.9%, to $23.7 million at June 30, 2026, compared to $22.6 million at December 31, 2025. The increase was due primarily to net income of $808,000 during the six months ended June 30, 2026, combined with a $288,000 decrease in accumulated other comprehensive loss.

Comparison of Operating Results for the Three Months ended June 30, 2026 and 2025

General. Net income for the three months ended June 30, 2026 was $390,000, an increase of $41,000, or 11.6%, compared to the three months ended June 30, 2025. The increase in net income was primarily due to a $418,000 increase in net interest income, which was partially offset by a $246,000 increase in noninterest expense, a $15,000 increase in the provision for credit losses, an $83,000 decrease in noninterest income and a $32,000 increase in income taxes.

Interest income. Interest income increased $758,000, or 30.8%, to $3.2 million for the three months ended June 30, 2026 from the three months ended June 30, 2025. This increase was attributable to a $468,000, or 25.5%, increase in interest on loans and a $411,000, or 138.9%, increase in interest on investment securities, which were partially offset by a $121,000, or 36.8%, decrease in interest on interest-bearing deposits and other assets.

The average yield on loans increased by 36 basis points to 6.90% for the three months ended June 30, 2026 from 6.54% for the three months ended June 30, 2025, while the average balance of loans increased by $21.3 million, or 19.0%, to $133.6 million during the three months ended June 30, 2026 over the average balance for the three months ended June 30, 2025. The increase in the average yield was due to higher market interest rates year-to-year. While the Federal Reserve Board (FRB) had acted to decrease the Fed Funds rate in the latter parts of 2024 and 2025, these rate adjustments did not have a corresponding effect on interest rates in our lending.

The average yield on investment securities increased by 116 basis points to 3.50% for the three months ended June 30, 2026 from 2.34% for the three months ended June 30, 2025, while the average balance of investment securities increased $30.2 million, or 59.6%, to $80.8 million for the three months ended June 30, 2026 from $50.6 million for the three months ended June 30, 2025. During the fourth quarter of 2025, management implemented a strategy to enhance investment security portfolio yields, whereby $7.6 million of low-yielding securities were sold and $41.4 million of available-for-sale securities were purchased, funded by the sale proceeds and $35.0 million in advances from the Federal Home Loan Bank (FHLB). The increase in the average yield and the average outstanding balance was a result of this strategy.

The average balance of interest-bearing deposits and other assets, comprised primarily of certificates of deposit in other financial institutions, overnight deposits and stock in the Federal Home Loan Bank of Chicago, decreased $10.8 million, or 37.8%, for the three months ended June 30, 2026, while the average yield increased seven basis points, to 4.68% for the three months ended June 30, 2026 from 4.61% for the three months ended June 30, 2025.

Interest Expense. Total interest expense increased $340,000, or 62.2%, to $887,000 for the three months ended June 30, 2026 compared to $547,000 for the three months ended June 30, 2025. The increase was primarily comprised of a $328,000 increase in interest expense on borrowings, and a $12,000, or 2.2%, increase in interest expense on deposits. The increase in interest expense on deposits was primarily due to an increase of $4.5 million, or 3.7%, in the average balance of deposits, to $127.8 million for the three months ended June 30, 2026 from $123.3 million for the three months ended June 30, 2025, partially offset by a decrease of two basis points in the average cost of deposits to 1.75% for the three months ended June 30, 2026 from 1.77% for the three months ended June 30, 2025.

The increase in interest expense on borrowings was due primarily to the $36.3 million increase in the average borrowings outstanding, and a 361 basis point increase in the average cost of borrowings, to 3.61% for the three months ended June 30, 2026 as the Company had no borrowings outstanding during the three months ended June 30, 2025. The interest expense on borrowings in 2026 was reduced by $24,000 as a result of the interest rate swap. The borrowings were used to purchase investment securities during the fourth quarter of 2025, as previously discussed.

Net Interest Income. Net interest income increased $418,000, or 21.8%, to $2.3 million for the three months ended June 30, 2026 compared to $1.9 million for the three months ended June 30, 2025. The interest rate spread increased to 3.39% for the three months ended June 30, 2026 from 3.37% for the three months ended June 30, 2025. The net interest margin increased to 4.02% for the three months ended June 30, 2026 from 4.00% for the three months ended June 30, 2025.

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

	For the Three Months Ended June 30,
	2026			2025
	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate
Interest-earning assets:	(Dollars in thousands)
Loans	$133,634	$2,304	6.90%	$112,327	$1,836	6.54%
Investment securities	80,798	707	3.50%	50,635	296	2.34%
Interest-bearing deposits and other	17,759	208	4.68%	28,550	329	4.61%
Total interest-earning assets	232,191	3,219	5.55%	191,512	2,461	5.14%
Non-interest-earning assets	11,405			8,410
Allowance for credit losses	(1,135)			(1,140)
Total assets	$242,461			$198,782

Interest-bearing liabilities:
Interest-bearing demand	$57,490	134	0.93%	$54,930	125	0.91%
Savings accounts	27,668	35	0.51%	25,849	19	0.29%
Certificates of deposit	42,684	390	3.65%	42,515	403	3.79%
Total deposits	127,842	559	1.75%	123,294	547	1.77%
Borrowings	36,319	328	3.61%	—	—	0.00%
Total interest-bearing liabilities	164,161	887	2.16%	123,294	547	1.77%
Non-interest-bearing deposits	52,229			59,026
Non-interest-bearing liabilities	2,853			1,095
Total liabilities	219,243			183,415
Equity	23,218			15,367
Total liabilities and equity	$242,461			$198,782

Net interest income		$2,332			$1,914
Net interest rate spread (1)			3.39%			3.37%
Net interest-earning assets (2)	$68,030			$68,218
Net interest margin (3)			4.02%			4.00%
Average interest-earning assets to interest-bearing liabilities	141.44%			155.33%

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

	Three Months Ended June 30,
	2026 vs. 2025
			Total
	Increase (decrease) due to		Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$363	$105	$468
Investment securities	224	187	411
Other interest-earning assets	(126)	5	(121)
Total interest-earning assets	461	297	758

Interest-bearing liabilities:
Interest-bearing demand	6	3	9
Savings accounts	1	15	16
Certificates of deposit	2	(15)	(13)
Total deposits	9	3	12
Borrowings	328	—	328
Total interest-bearing liabilities	337	3	340
Change in net interest income	$124	$294	$418

Provision for Credit Losses. Based on an analysis of the factors described in “—Critical Accounting Policies—Allowance for Credit Losses,” we recorded a provision for credit losses of $24,000 for the three months ended June 30, 2026, compared to $9,000 for the three months ended June 30, 2025. The allowance for credit losses on loans was $1.2 million at June 30, 2026 and $1.0 million at December 31, 2025 and represented 0.85% of total loans at June 30, 2026 and 0.87% of total loans at December 31, 2025. Net (recoveries) charge-offs totaled $(2,000) and $(23,000) during the three months ended June 30, 2026 and 2025, respectively.

Management’s determination of the allowance for credit losses on loans at June 30, 2026 primarily included consideration of the $8.4 million, or 6.5%, increase in gross loans outstanding during the three months ended June 30, 2026, along with decreases in nonperforming and delinquent loans. Total nonperforming loans were $219,000 at June 30, 2026, compared to $317,000 at December 31, 2025. Total loans past due 30 days or greater were $103,000 and $372,000 at those respective dates. As a percentage of nonperforming loans, the allowance for credit losses on loans was 531.8% at June 30, 2026 compared to 326.3% at December 31, 2025.

The allowance for credit losses on unfunded commitments was $29,000 at June 30, 2026, a decrease of $30,000, or 50.8%, from the $59,000 allowance at December 31, 2025.

Our estimates and assumptions used in the determination of the adequacy of the allowance for credit losses could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions. Any such increase in future provisions that may be required may adversely impact our financial condition and results of operations.

Noninterest Income. Noninterest income information is as follows.

	Three Months Ended June 30,		Change
	2026	2025	Amount	Percent
	(Dollars in thousands)
Service fees on deposit accounts	$210	$259	$(49)	-18.9%
Debit card fees	103	103	0	0.0%
Mortgage loan servicing fees, net	30	26	4	15.4%
Gain on sale of loans	13	37	(24)	-64.9%
Other	62	76	(14)	-18.4%
Total noninterest income	$418	$501	$(83)	-16.6%

Service fees on deposit accounts decreased with the implementation of a new fee structure for CRB accounts in 2026.The decrease in gain on sale of loans was due to a decrease in sales volume year-to-year.

Noninterest Expense. Noninterest expense information is as follows.

	Three Months Ended June 30,		Change
	2026	2025	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$1,252	$1,116	$136	12.2%
Occupancy and equipment	158	150	8	5.3%
Data processing fees	180	146	34	23.3%
FDIC insurance premiums	27	27	0	0.0%
Advertising	59	51	8	15.7%
Directors fees	27	24	3	12.5%
Debit card expense	19	25	(6)	-24.0%
Professional fees	230	188	42	22.3%
Telephone and internet	37	36	1	2.8%
Other	195	175	20	11.4%
Total noninterest expense	$2,184	$1,938	$246	12.7%

The increase in salaries and employee benefits was due primarily to increases in staffing levels, normal annual merit increases and expense of the new employee stock ownership plan (ESOP). The increase in data processing was due primarily to the addition of software to enhance deposit growth and compliance capabilities.The increase in professional fees was due primarily to costs associated with reporting requirements as a public stock company.

Income Taxes. Income taxes increased by $32,000, or 27.3%, to $151,000 for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. The provision for income taxes increased due to a $73,000, or 15.6% increase in pretax income, due to the nature and timing of certain nontaxable income items and nondeductible expense items. The effective tax rates were 28.0% and 25.4% for the three months ended June 30, 2026 and 2025, respectively.

Comparison of Operating Results for the Six Months ended June 30, 2026 and 2025

General. Net income for the six months ended June 30, 2026 was $808,000, an increase of $57,000, or 7.6%, compared to the six months ended June 30, 2025. The increase in net income was primarily due to a $657,000 increase in net interest income, which was partially offset by a $451,000 increase in noninterest expense, an $88,000 increase in the provision for credit losses, a $29,000 decrease in noninterest income and a $31,000 increase in income taxes.

Interest income. Interest income increased $1.3 million, or 25.9%, to $6.3 million for the six months ended June 30, 2026 from $5.0 million for the six months ended June 30, 2025. This increase was attributable to a $760,000, or 20.9%, increase in interest on loans and a $789,000, or 130.4%, increase in interest on investment securities, which were partially offset by a $257,000, or 33.9%, decrease in interest on interest-bearing deposits and other assets.

The average yield on loans increased by 39 basis points to 6.85% for the six months ended June 30, 2026 from 6.46% for the six months ended June 30, 2025, while the average balance of loans increased by $15.8 million, or 14.1%, to $128.3 million during the six months ended June 30, 2026 over the average balance for the six months ended June 30, 2025. The increase in the average yield was due to higher market interest rates year-to-year. While the Federal Reserve Board (FRB) had acted to decrease the Fed Funds rate in the latter parts of 2024 and again in 2025, these rate adjustments did not have a corresponding effect on interest rates in our lending.

The average yield on investment securities increased by 109 basis points to 3.45% for the six months ended June 30, 2026 from 2.36% for the six months ended June 30, 2025, while the average balance of investment securities increased $29.4 million, or 57.3%, to $80.8 million for the six months ended June 30, 2026 from $51.4 million for the six months ended June 30, 2025. During the fourth quarter of 2025, management implemented a strategy to enhance investment security portfolio yields, whereby $7.6 million of low-yielding securities were sold and $41.4 million of available-for-sale securities were purchased, funded by the sale proceeds and $35.0 million in advances from the Federal Home Loan Bank (FHLB). The increase in the average yield and the average outstanding balance was a result of this strategy.

The average balance of interest-bearing deposits and other assets, comprised primarily of certificates of deposit in other financial institutions, overnight deposits and stock in the Federal Home Loan Bank of Chicago, decreased $11.3 million, or 30.7%, for the six months ended June 30, 2026, while the average yield decreased 19 basis points, to 3.94% for the six months ended June 30, 2026 from 4.13% for the six months ended June 30, 2025.

Interest Expense. Total interest expense increased $635,000, or 56.7%, to $1.8 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase was primarily comprised of a $639,000 increase in interest expense on borrowings, which was partially offset by a $4,000, or 0.4%, decrease in interest expense on deposits. The decrease in interest expense on deposits was primarily due to a decrease of 6 basis points in the average cost of deposits to 1.74% for the six months ended June 30, 2026 from 1.80% for the six months ended June 30, 2025, partially offset by an increase of $4.2 million, or 3.4%, in the average balance of deposits, to $128.2 million for the six months ended June 30, 2026 from $124.0 million for the six months ended June 30, 2025.

The increase in interest expense on borrowings was due primarily to the $35.7 million increase in the average borrowings outstanding, and a 358 basis point increase in the average cost of borrowings, to 3.58% for the six months ended June 30, 2026, as the Company had no borrowings outstanding during the six months ended June 30, 2025. The interest expense on borrowings in 2026 was reduced by $53,000 as a result of the interest rate swap. The borrowings were used to purchase investment securities during the fourth quarter of 2025, as previously discussed.

Net Interest Income. Net interest income increased $657,000, or 17.0%, to $4.5 million for the six months ended June 30, 2026 compared to $3.9 million for the six months ended June 30, 2025. The interest rate spread increased to 3.22% for the six months ended June 30, 2026 from 3.18% for the six months ended June 30, 2025. The net interest margin was 3.87% for both the six months ended June 30, 2026 and 2025.

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

	For the Six Months Ended June 30,
	2026			2025
	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate
Interest-earning assets:	(Dollars in thousands)
Loans	$128,256	$4,391	6.85%	$112,430	$3,631	6.46%
Investment securities	80,810	1,394	3.45%	51,365	605	2.36%
Interest-bearing deposits and other	25,468	502	3.94%	36,755	759	4.13%
Total interest-earning assets	234,534	6,287	5.36%	200,550	4,995	4.98%
Non-interest-earning assets	11,282			8,459
Allowance for credit losses	(1,120)			(1,150)
Total assets	$244,696			$207,859

Interest-bearing liabilities:
Interest-bearing demand	$57,750	261	0.90%	$54,260	232	0.86%
Savings accounts	27,080	56	0.41%	25,936	38	0.29%
Certificates of deposit	43,394	798	3.68%	43,843	849	3.87%
Total deposits	128,224	1,115	1.74%	124,039	1,119	1.80%
Borrowings	35,663	639	3.58%	1	—	0.00%
Total interest-bearing liabilities	163,887	1,754	2.14%	124,040	1,119	1.80%
Non-interest-bearing deposits	55,213			67,699
Non-interest-bearing liabilities	2,522			1,089
Total liabilities	221,622			192,828
Equity	23,074			15,031
Total liabilities and equity	$244,696			$207,859

Net interest income		$4,533			$3,876
Net interest rate spread			3.22%			3.18%
Net interest-earning assets	$70,647			$76,510
Net interest margin			3.87%			3.87%

Average interest-earning assets to interest-bearing liabilities	143.11%			161.68%

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

	Six Months Ended June 30,
	2026 vs. 2025
			Total
	Increase (decrease) due to		Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$533	$227	$760
Investment securities	436	353	789
Other interest-earning assets	(224)	(33)	(257)
Total interest-earning assets	745	547	1,292

Interest-bearing liabilities:
Interest-bearing demand	15	14	29
Savings accounts	2	16	18
Certificates of deposit	(9)	(42)	(51)
Total deposits	8	(12)	(4)
Borrowings	639	—	639
Total interest-bearing liabilities	647	(12)	635
Change in net interest income	$98	$559	$657

Provision for Credit Losses. Based on an analysis of the factors described in “—Critical Accounting Policies—Allowance for Credit Losses,” we recorded a provision for credit losses of $97,000 for the six months ended June 30, 2026, compared to $9,000 for the six months ended June 30, 2025. The allowance for credit losses on loans was $1.2 million at June 30, 2026 and $1.0 million at December 31, 2025 and represented 0.85% of total loans at June 30, 2026 and 0.87% of total loans at December 31, 2025. Net (recoveries) charge-offs totaled $(4,000) and $12,000 during the six months ended June 30, 2026 and 2025, respectively.

Management’s determination of the allowance for credit losses on loans at June 30, 2026 primarily included consideration of the $18.7 million, or 15.7%, increase in gross loans outstanding during the six months ended June 30, 2026, along with decreases in nonperforming and delinquent loans. Total nonperforming loans were $219,000 at June 30, 2026, compared to $317,000 at December 31, 2025. Total loans past due 30 days or greater were $103,000 and $372,000 at those respective dates. As a percentage of nonperforming loans, the allowance for credit losses on loans was 531.8% at June 30, 2026 compared to 326.3% at December 31, 2025.

The allowance for credit losses on unfunded commitments was $29,000 at June 30, 2026, a decrease of $30,000, or 50.8%, from the $59,000 allowance at December 31, 2025.

Our estimates and assumptions used in the determination of the adequacy of the allowance for credit losses could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions. Any such increase in future provisions that may be required may adversely impact our financial condition and results of operations.

Noninterest Income. Noninterest income information is as follows.

	Six Months Ended June 30,		Change
	2026	2025	Amount	Percent
	(Dollars in thousands)
Service fees on deposit accounts	$460	$501	$(41)	-8.2%
Debit card fees	200	196	4	2.0%
Mortgage loan servicing fees, net	71	59	12	20.3%
Gain on sale of loans	34	74	(40)	-54.1%
Other	162	126	36	28.6%
Total noninterest income	$927	$956	$(29)	-3.0%

Service fees on deposit accounts decreased with the implementation of a new fee structure for CRB accounts in 2026. The decrease in gain on sale of loans was due to a decrease in sales volume year-to-year. Other noninterest income increased due primarily to an increase in late charges and fees on loans and an increase in fees on cashless ATMs at certain CRB locations.

Noninterest Expense. Noninterest expense information is as follows.

	Six Months Ended June 30,		Change
	2026	2025	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$2,464	$2,235	$229	10.2%
Occupancy and equipment	295	299	(4)	-1.3%
Data processing fees	352	296	56	18.9%
FDIC insurance premiums	53	51	2	3.9%
Advertising	118	94	24	25.5%
Directors fees	55	48	7	14.6%
Debit card expense	39	36	3	8.3%
Professional fees	388	292	96	32.9%
Telephone and internet	72	72	0	0.0%
Other	401	363	38	10.5%
Total noninterest expense	$4,237	$3,786	$451	11.9%

The increase in salaries and employee benefits was due primarily to increases in staffing levels, normal annual merit increases and expense of the new employee stock ownership plan (ESOP). The increase in data processing was due primarily to the addition of software to enhance deposit growth and compliance capabilities. The increase in professional fees was due primarily to costs associated with reporting requirements as a public stock company.

Income Taxes. Income taxes increased by $31,000, or 10.7%, to $317,000 for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. The provision for income taxes increased due to an $88,000, or 8.5% increase in pretax income, due to the nature and timing of certain nontaxable income items and nondeductible expense items. The effective tax rates were 28.2% and 27.6% for the six months ended June 30, 2026 and 2025, respectively.

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

The table below sets forth, as of June 30, 2026, the calculation of the estimated changes in our net interest income that would result from the designated instantaneous changes in the United States Treasury yield curve.

At June 30, 2026
Change in Interest Rates (basis	Net Interest Income	Year 1 Change
points) (1)	Year 1 Forecast	From Level
400	$9,616	9.30%
300	9,473	7.67%
200	9,296	5.66%
100	9,076	3.16%
Level	8,798	—
(100)	8,389	-4.65%
(200)	7,827	-11.04%
(300)	7,222	-17.91%
(400)	6,942	-21.10%

(1)
Assumes an instantaneous uniform change in interest rates at all maturities.

The table above indicates that at June 30, 2026, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would have experienced a 5.66% increase in net interest income, and in the event of an instantaneous parallel 200 basis point decrease in interest rates, we would have experienced a 11.04% decrease in net interest income.

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

The table below sets forth, as of June 30, 2026, the calculation of the estimated changes in our EVE that would result from the designated immediate changes in the United States Treasury yield curve.

At June 30, 2026
Change in				EVE as a Percentage of Present Value of Assets (3)
Interest Rates (basis		Estimated Increase (Decrease) in EVE		EVE	Increase (Decrease)
points) (1)	Estimated EVE (2)	Amount	Percent	Ratio (4)	(basis points)
(Dollars in thousands)
400	$44,228	$4,163	10.39%	19.59%	321
300	43,902	3,837	9.58%	19.07%	269
200	43,195	3,130	7.81%	18.39%	201
100	41,971	1,906	4.76%	17.51%	113
Level	40,065	—	—	16.38%	—
(100)	37,209	(2,856)	-7.13%	14.91%	(147)
(200)	32,963	(7,102)	-17.73%	12.95%	(343)
(300)	26,806	(13,259)	-33.09%	10.33%	(605)
(400)	18,414	(21,651)	-54.04%	6.96%	(942)

(1)
Assumes an immediate uniform change in interest rates at all maturities.
(2)
EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)
Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)
EVE Ratio represents EVE divided by the present value of assets.

The table above indicates that at June 30, 2026, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would have experienced an 7.81% increase in EVE, and in the event of an instantaneous parallel 200 basis point decrease in interest rates, we would have experienced a 17.73% decrease in EVE. At June 30, 2026, all estimated changes presented in the above tables were within the current policy limits established by the board of directors.

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

Liquidity and Capital Resources

Liquidity Management. Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from sales, maturities and calls of securities. We also have the ability to borrow from the Federal Home Loan Bank of Chicago (FHLB). At June 30, 2026, we had advances outstanding from the FHLB of $35.0 million and we had the ability to borrow an additional $33.0 million. We also had the ability to borrow $3.0 million from a private bankers’ bank at that date.

The board of directors is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We calculate our liquidity ratio as the sum of cash, short-term assets (generally securities with a remaining maturity of less than one year) and marketable assets divided by the sum of net deposits (generally time deposits of $250,000 or more and brokered deposits less than $250,000), short-term liabilities (generally borrowings with a remaining maturity of one year or less) and volatile liabilities (generally federal funds purchased, securities sold under agreements to repurchase, and time deposits of $250,000 or more). We seek to maintain a liquidity ratio of 20.0% or greater. We believe that we had enough sources of liquidity to satisfy our short and long-term liquidity needs as of June 30, 2026.

We monitor and adjust our investments in liquid assets based upon our assessment of: (1) expected deposit flows; (2) expected loan demand; (3) yields available on cash and cash equivalents and securities; and (4) the objectives of our asset/liability management program. Excess liquid assets are invested generally in cash and cash equivalents and short- and intermediate-term securities.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and cash equivalents, which include federal funds sold. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At June 30, 2026, cash and cash equivalents totaled $20.3 million. Investment securities classified as available-for-sale, which provide an additional source of liquidity, totaled $75.6 million at June 30, 2026.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities.

For the six months ended June 30, 2026, cash flows from operating activities, investing activities and financing activities resulted in a net decrease in cash and cash equivalents of $30.1 million. Net cash provided by operating activities amounted to $105,000, primarily due to net income of $808,000 and the decreases of certain accrued expenses. Net cash used in investing activities amounted to $18.2 million, primarily due to a net increase in loans of $18.6 million, which was partially offset by proceeds from maturities and paydowns on investment securities of $2.7 million. Net cash used in financing activities amounted to $12.0 million, primarily due to a net decrease in deposits of $12.1 million.

For the six months ended June 30, 2025, cash flows from operating activities, investing activities and financing activities resulted in a net increase in cash and cash equivalents of $5.3 million. Net cash provided by operating activities amounted to $371,000, primarily due to net income of $751,000. Net cash provided by investing activities amounted to $4.2 million, primarily due to a net decrease in loans of $1.4 million and proceeds from maturities and paydowns on investment securities of $2.0 million. Net cash provided by financing activities amounted to $758,000, primarily due to a net increase in borrowings of $4.6 million, partially offset by a decrease in deposits of $3.9 million. For further information, see the statements of cash flows contained in the consolidated financial statements.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. We had loan commitments of $8.9 million at June 30, 2026. Certificates of deposit due within one year of June 30, 2026, totaled $39.5 million, or 91.6% of our certificates of deposit, and 21.4% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Management. At June 30, 2026 and December 31, 2025, Security Bank exceeded all regulatory capital requirements and was considered “well capitalized” under regulatory guidelines. See “Regulation and Supervision—Federal Bank Regulation—Capital Requirements” and Note 5 of the Notes to the Consolidated Financial Statements.

Item 4. Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2026. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2026, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. At June 30, 2026, we were not involved in any legal proceedings the outcome of which would be material to our financial condition or results of operations.

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

SECURITY MIDWEST BANCORP, INC.

Date: August 14, 2026	By:	/s/ Stephan P. Antonacci
Stephan P. Antonacci
President and Chief Executive Officer

Date: August 14, 2026	By:	/s/ Brenda Minder
Brenda Minder
Executive Vice President and Chief Financial Officer